Form 10-Q
period 2018-02-28
Nestbuilder.com Corp.
filed 2018-04-23
CIK 1725516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2018

☒ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from November 1, 2017 to November 30, 2017

Commission file number 000-55875

NESTBUILDER.COM CORP.
(Exact name of registrant as specified in its charter)

Nevada	82-3254264
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

201 W. Passaic Street, Suite 301 Rochelle Park, NJ	07662
(Address of principal executive offices)	(Zip Code)

(201) 845-7001

(Registrant’s telephone number, including area code)

October 31

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) ☒ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐ Yes    ☐ No

Applicable only to corporate issuers

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of April 23, 2018, there were 100 shares of common stock, $0.0001 par value, issued and outstanding.

NESTBUILDER.COM CORP.

Introductory Note:

Nestbuilder.com Corp., a Nevada corporation, is referred to herein as the “Company,” “Nestbuilder,” “we,” “us,” “our,” and words of similar import.

Change in Fiscal Year-End

On October 28, 2017, our Board of Directors approved a change of our fiscal year-end from a fiscal year-end of October 31 to a fiscal year-end of November 30. In connection with the change of our fiscal year-end, we had a 30-day transition period from November 1, 2017 to November 30, 2017.

Availability of Transition Period Financial Statements

We have included unaudited financial statements for the one month transition period ended November 30, 2017 in this Quarterly Report on Form 10-Q. We intend to filed audited financial statements for the one month transition period ended November 30, 2017 in our Annual Report on Form 10-K for the year ended November 30, 2018.

PART I – FINANCIAL INFORMATION

This Quarterly Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the “Exchange Act”). These statements are based on management’s beliefs and assumptions, and on information currently available to management. Forward-looking statements include the information concerning our possible or assumed future results of operations set forth under the heading “Management’s Discussion and Analysis of Financial Condition or Plan of Operation.” Forward-looking statements also include statements in which words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “consider” or similar expressions are used.

Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions. Our future results and shareholder values may differ materially from those expressed in these forward-looking statements. Readers are cautioned not to put undue reliance on any forward-looking statements.

ITEM 1 Financial Statements

NESTBUILDER.COM CORP.

BALANCE SHEETS

(UNAUDITED)

	February 28,	November 30,
	2018	2017

Assets
Current Assets
Cash	$99,279	$21,665
Accounts receivable, net of allowance for doubtful accounts	9,558	8,603
Marketable securities	26,000	-
Prepaid expenses	3,300	3,.300
Total current assets	138,137	33,568

Total assets	$138,137	$33,568

Liabilities and Stockholder’s Deficit
Current Liabilities
Accounts payable and accrued expenses	$375,571	$388,090
Total current liabilities	375,571	388,090

Total liabilities	375,571	388,090

Commitments and Contingencies (Note 9)

Stockholder’s Deficit
Preferred stock, $0.0001 par value 25,000,000 shares authorized; 0 shares issued and outstanding at February 28, 2018 and November 30, 2017, respectively
Common stock, $0.0001 par value; 250,000,000 shares authorized; 100 shares issued and outstanding at February 28, 2018 and November 30, 2017, respectively	-	-
	-	-
Additional paid-in-capital	(34,533)	(34,533)
Accumulated deficit	(202,901)	(319,989)
Total stockholder’s deficit	(237,434)	(354,522)

Total liabilities and stockholder’s deficit	$138,137	$33,568

The accompanying notes are an integral part of these unaudited financial statements

NESTBUILDER.COM CORP.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the one month ended		For the three months ended
	November 30,		February 28,
	2017	2016	2018	2017

Revenues
Real estate media revenue	$26,448	$33,904	$71,740	$96,250

Cost of revenues	6,925	26,807	26,358	53,202

Gross profit	19,523	7,097	45,381	43,047

Operating expenses
Salaries and benefits	10,949	9,747	28,042	45,736
Selling and promotions expense	-	170	169	2,035
Depreciation and amortization expense	-	-	-	5,904
General and administrative	6,441	763	19,082	58,597
Total operating expenses	17,390	10,680	47,293	112,272

Operating income (loss)	2,133	(3,583)	(1,912)	(69,225)

Other income (expense)
Unrealized loss on marketable securities	-	-	(6,370)	-
Gain on legal settlements	-	-	162,370	-
Legal fees in connection with legal settlements			(37,000)
Total other income (expense)	-	-	119,000	-

Net income (loss)	$2,133	$(3,583)	$117,088	$(69,225)

Weighted average number of shares outstanding	100	100	100	100

Basic and diluted net loss per share	$21.33	$(35.80)	$1170.88	$(692.25)

The accompanying notes are an integral part of these unaudited financial statements.

NESTBUILDER.COM CORP.

Statements of Cash Flows

(UNAUDITED)

	For the one month ended		For the three months ended
	November 30,		February 28,
	2017	2016	2018	2017
Cash flows from operating activities:
Net income (loss)	$2,133	$(3,583)	$117,088	$(69,225)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Unrealized loss on marketable securities	-	-	6,370	-
Amortization and depreciation	-	-	-	5,904
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(961)	12,533	(955)	(880)
Increase (decrease) in accounts payable and accrued expenses	(8,317)	(22,404)	(12,519)	4,412
Net cash provided by (used in) operating activities	(7,145)	(13,434)	109,984	(59,789)

Cash flows from investing activities:
Increase in marketable securities	-	-	(32,370)	-
Net cash used in investing activities	-	-	(32,370)	-

Cash flows from financing activities:
Contribution (to) from Parent	-	-	-	86,711
Net cash provided by (used in) financing activities	-	-	-	86,711

Net increase (decrease) in cash	(7,145)	(13,434)	77,614	26,652

Cash at beginning of period	28,810	25,933	21,665	12,499

Cash at end of period	$21,665	$12,499	$99,279	$39,151

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$-	$-	$-
Income taxes	$-	$-	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

NESTBUILDER.COM CORP.

NOTES TO THE FINANCIAL STATEMENTS

TRANSITION PERIOD FROM NOVEMBER 1, 2017 TO NOVEMBER 30, 2017

AND THE THREE MONTHS ENDED FEBRUARY 28, 2018

(Unaudited)

NOTE 1: ORGANIZATION AND NATURE OF BUSINESS

Organization

We are engaged in the business of providing digital media and marketing services for the real estate industry. We currently generate revenue from service fees (video creation and production and website hosting (ReachFactor)) and product sales (Nestbuilder Agent 2.0 and Microvideo app). We were formed through the merging of three divisions: (i) our fully licensed real estate division (formerly known as Webdigs); (ii) our TV media contracts (Home Preview Channel /Extraordinary Vacation Homes) division; and (iii) our Real Estate Virtual Tour and Media group (Realbiz 360). The assets of these divisions were used to create a new suite of real estate products and services that create stickiness through the utilization of video, social media and loyalty programs. At the core of our programs is our proprietary video creation technology which allows for an automated conversion of data (text and pictures of home listings) to a video with voice and music. We provide video search, storage and marketing capabilities on multiple platform dynamics for web and mobile. Once a home, personal or community video is created using our proprietary technology, it can be published to social media, email or distributed to multiple real estate websites.

We are currently a wholly-owned subsidiary of RealBiz Media Group, Inc., a Delaware corporation (“RealBiz”). We were formed for the purpose of receiving certain assets and liabilities of RealBiz in furtherance of the spin-off described in that certain Agreement dated December 12, 2016, as amended and restated by that certain Amended and Restated Agreement dated January 2, 2017, by and among RealBiz, Anshu Bhatnagar and Alex Aliksanyan (the “Amended Agreement”), and that certain Memorandum of Understanding dated December 29, 2016 between Mr. Bhatnagar and Mr. Aliksanyan (the “MOU”). Mr. Bhatnagar is the Chief Executive Officer or RealBiz and Alex Aliksanyan is the Chief Executive Officer of Nestbuilder.

Following our formation, a dispute arose between Mr. Bhatnagar and Mr. Aliksanyan with regard to control of a bank account set aside per the Amended Agreement and the MOU to hold cash related to the business operations to be spun-off. On April 14, 2017, Mr. Aliksanyan filed an Emergency Motion for Temporary Restraining Order in the Circuit Court for Montgomery County, Maryland (case number 431801-V). On April 17, 2017, the Court issued a Temporary Restraining Order preventing Mr. Bhatnagar from taking any action that was not in conformity with the terms of the Amended Agreement and the MOU.

On October 27, 2017, a Contribution and Spin-Off Agreement (the “Spin-Off Agreement”) was entered into between Nestbuilder, RealBiz, Mr. Aliksanyan, and Mr. Bhatnagar. Mr. Bhatnagar, in his capacity as an individual, entered into the Spin-Off Agreement for the sole purpose of agreeing to sell back to Nestbuilder for nominal consideration any shares he and his affiliates might receive in the distribution described below, as set forth in Section 2.3 of the Spin-Off Agreement, which section was subsequently amended as described below. Pursuant to the Spin-Off Agreement, Nestbuilder and RealBiz agreed, among other things, to use commercially reasonable efforts to effectuate a pro rata distribution of Nestbuilder common stock to RealBiz stockholders. In addition, in furtherance of the separation and distribution described in the Spin-Off Agreement, RealBiz contributed to Nestbuilder certain of its assets, including all tangible and intangible assets related to its digital media and marketing services for the real estate industry. On January 29, 2018, Nestbuilder, RealBiz, Mr. Aliksanyan, and Mr. Bhatnagar entered into that certain First Amendment to Contribution and Spin-Off Agreement dated as of January 29, 2018 (the “First Amendment”), whereby Section 2.3 of the Spin-Off Agreement was amended so that Mr. Bhatnagar is required to sell shares he and his affiliates receive in the distribution of Nestbuilder common stock to RealBiz stockholders only upon delivery of written notice by Nestbuilder to Mr. Bhatnagar requesting such sale back to Nestbuilder, which notice cannot be given less than 60 days after the distribution.

On January 24, 2018, the board of directors of RealBiz authorized and approved (i) the pro rata distribution of NestBuilder common stock to the stockholders of RealBiz (the “Spin Off Dividend”) with a record date to be the close of business on such date which is the first Friday following the date on which the SEC declares the registration statement on Form 10 filed by NestBuilder and the Information Statement attached thereto effective (the “Record Date”) and no stop order suspending that effectiveness is in effect, and no proceedings for such purpose are pending before or threatened by the SEC; (ii) a distribution date of the Spin-Off Dividend on the third Friday following the Record Date; and (iii) the following distribution ratio with respect to the Spin Off Dividend: Each holder of common stock of RealBiz will receive one share of Nestbuilder common stock for every 300 shares of common stock of RealBiz held on the Record Date. NestBuilder’s registration statement on Form 10 automatically became effective on February 20, 2018. On April 3, 2018, the board of directors of RealBiz authorized and approved the new record date of April 25, 2018 and the new distribution date of May 18, 2018 in order to provide additional time for the completion of the Securities and Exchange Commission’s review of the registration statement on Form 10 filed by NestBuilder and the Information Statement attached thereto and the delivery of proper notice of the Spin Off Dividend to the Financial Industry Regulatory Authority.

Cost Allocations

Historically, RealBiz Media Group, Inc. has charged its operating subsidiaries for various corporate costs incurred in the operation of the business based on the specific identification of the expense. Accordingly, no significant additional cost allocations were necessary for the preparation of these financial statements. Actual costs that would have been incurred if Nestbuilder.com Corp. had been a standalone company would depend on multiple factors, including organizational structure, capital structure, and strategic decisions made in various areas, including information technology and infrastructure. Transactions between Realbiz Media Group, Inc. and Nestbuilder.com Corp. have been included as related party transactions in these financial Statements and are considered to be effectively settled for cash at the time the transaction is recorded. The total net effect of the settlement of these transactions is reflected in the Statements of Cash Flows as a financing activity and in the Balance Sheet as Parent Net Investment.

Nature of Business

We are engaged in the business of providing digital media and marketing services for the real estate industry. We currently generate revenue from service fees (video creation and production and website hosting (ReachFactor)) and product sales (Nestbuilder Agent 2.0 and Microvideo app). We were formed through the merging of three divisions: (i) our fully licensed real estate division (formerly known as Webdigs); (ii) our TV media contracts (Home Preview Channel /Extraordinary Vacation Homes) division; and (iii) our Real Estate Virtual Tour and Media group (Realbiz 360). The assets of these divisions were used to create a new suite of real estate products and services that create stickiness through the utilization of video, social media, and loyalty programs. At the core of our programs is our proprietary video creation technology which allows for an automated conversion of data (text and pictures of home listings) to a video with voice and music. We provide video search, storage and marketing capabilities on multiple platform dynamics for web, mobile, and TV. Once a home, personal or community video is created using our proprietary technology, it can be published to social media, email or distributed to multiple real estate websites.

Products and Services

We currently offer the following products and services:

Enterprise Video Production: We service some of the largest and well known franchisor accounts in the North America Real Estate Market in compiling listings into a Video format and distributing to those franchisor’s websites, brokers and agents and lead generation platforms 24/7. Some of these multiyear contracts produced over 10 million video listings from 2012-2014. These volumes, however, have declined in 2016 and 2017. We currently have the ability to produce over 15,000 videos per day and have exclusive agreements with key players such as NRT systems.

Nestbuilder Agent 2.0 (formerly PowerAgent): Nestbuilder Agent 2.0 is a newly developed comprehensive marketing toolset for the professional real estate agent which utilizes our proprietary video technology to allow any agent to create videos for their listings, edit them with music and an introduction and market the videos through multiple sources.

The Virtual Tour (VT) and Microvideo App (MVA): These programs were developed and implemented to allow agents to access specific video based product strategies that are designed specifically to increase the SEO rank and traffic credit to real estate franchise systems and/or their brokers. The MVA is a proprietary video widget marketing application designed to deliver video and integrate SEO strategies, traffic generation, e-mail, lead generation with mobile-friendly viewing. This solution gives those franchises and brokers a much needed tool to lower their cost of prospect acquisition.

ReachFactor: Our social media and marketing platform under the “ReachFactor” brand name offers a variety of solutions to agents and brokers such as web design and web hosting.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (all of which are of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three months ended February 28, 2018 are not indicative of the results that may be expected for the year ending November 30, 2018 or for any other future period. These unaudited financial statements and the unaudited condensed notes thereto should be read in conjunction with the audited financial statements and notes thereto included in Amendment No. 3 to the Company’s registration statement on Form 10/A for the year ended October 31, 2017, filed with the Securities and Exchange Commission (the “SEC”) on April 12, 2018.

Use of Estimates

The preparation of abbreviated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the abbreviated financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. If actual results significantly differ from the Company’s estimates, the Company’s financial condition and results of operations could be materially impacted. Significant estimates include the bad debt allowance of accounts receivable and deferred tax asset allowance.

Cash and Cash Equivalents

For purposes of net assets contributed presentation, the Company considers all unrestricted demand deposits, money market funds and highly liquid debt instruments with an original maturity of less than 90 days to be cash and cash equivalents. There were no cash equivalents as of February 28, 2018 and November 30, 2017.

Accounts Receivable

The Company regularly reviews outstanding receivables and provides for estimated losses through an allowance for doubtful accounts. In evaluating the level of established loss reserves, the Company makes judgments regarding its customers’ ability to make required payments, economic events, and other factors. As the financial condition of these parties change, and circumstances develop or additional information becomes available, adjustments to the allowance for doubtful accounts may be required. The Company maintains reserves for potential credit losses, and such losses traditionally have been within its expectations. The Company has determined the allowance for doubtful accounts to be $173 at February 28, 2018 and November 30, 2017.

Property and Equipment

All expenditures on the acquisition for property and equipment are recorded at cost and capitalized as incurred, provided the asset benefits the Company for a period of more than one year. Expenditures on routine repairs and maintenance of property and equipment are charged directly to operating expense. The property and equipment are depreciated based upon its estimated useful life after being placed in service. The estimated useful life of computer equipment is 3 years. When equipment is retired, sold or impaired, the resulting gain or loss is reflected in earnings. The Company incurred depreciation expense of $0 and $5,904 for the three months ended February 28, 2018 and 2017, respectively.

Impairment of Long-Lived Assets

In accordance with Accounting Standards Codification 360-10, “Property, Plant, and Equipment”, the Company periodically reviews its long- lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not impair any long-lived assets as of February 28, 2018 and November 30, 2017.

Website Development Costs

The Company accounts for website development costs in accordance with Accounting Standards Codification 350-50 “Website Development Costs”. Accordingly, all costs incurred in the planning stage are expensed as incurred, costs incurred in the website application and infrastructure development stage that meet specific criteria are capitalized and costs incurred in the day to day operation of the website are expensed as incurred.

Fair Value of Financial Instruments

The Company adopted ASC topic 820, “Fair Value Measurements and Disclosures” (ASC 820), formerly SFAS No. 157 “Fair Value Measurements,” effective January 1, 2009. ASC 820 defines “fair value” as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. There was no impact relating to the adoption of ASC 820 to the Company’s abbreviated financial statements.

Fair Value of Financial Instruments (continued)

ASC 820 also describes three levels of inputs that may be used to measure fair value:

Level 1: Observable inputs that reflect unadjusted quoted prices for identical assets or liabilities traded in active markets.

Level 2: Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

Level 3: Inputs that are generally unobservable. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

Financial instruments consist principally of cash, accounts receivable, prepaid expenses, due from affiliates, accounts payable, accrued liabilities and other current liabilities. The carrying amounts of such financial instruments in the accompanying balance sheets approximate their fair values due to their relatively short- term nature. The fair value of long-term debt is based on current rates at which the Company could borrow funds with similar remaining maturities. The carrying amounts approximate fair value. It is management’s opinion that the Company is not exposed to any significant currency or credit risks arising from these financial instruments.

Revenue Recognition

The Company recognizes revenue when all of the following criteria are met: (1) persuasive evidence of an arrangement exits; (2) delivery has occurred or services have been rendered; (3) the Company’s price to its customer is fixed or determinable and (4) collectability is reasonably assured.

The Company provides its marketing and promotional services to agents or brokers via a web-based portal that allows for credit card payments. Customers may pay a monthly recurring fee or an annual fee. Some customers additionally pay a one-time set up fee. Monthly recurring fees are recognized in the month the service is rendered. Collection of one-time set up fees and annual services fees give rise to recognized monthly revenue in the current month.

Cost of Revenues

Cost of revenues includes costs attributable to services sold and delivered. These costs include engineering costs incurred to maintain our networks.

Advertising Expense

Advertising costs are charged to expense as incurred and are included in selling and promotions expense in the accompanying financial statements. Advertising expense for the three months ended February 28, 2018 and 2017 was $169 and $2,035, respectively.

Share-Based Compensation

The Company computes share based payments in accordance with Accounting Standards Codification 718-10 “Compensation” (ASC 718-10). ASC 718-10 establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services at fair value, focusing primarily on accounting for transactions in which an entity obtains employees services in share-based payment transactions. It also addresses transactions in which an entity incurs liabilities in exchange for goods and services that are based on the fair value of an entity’s equity instruments or that may be settled by the issuance of those equity instruments. In March 2005, the SEC issued SAB No. 107, Share-Based Payment (“SAB 107”) which provides guidance regarding the interaction of ASC 718-10 and certain SEC rules and regulations. The Company has applied the provisions of SAB 107 in its adoption of ASC 718-10. The Company accounts for non-employee share-based awards in accordance with ASC Topic 505-50, Equity Based Payments to Non-Employees. The Company estimates the fair value of stock options by using the Black-Scholes option pricing model.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, Accounting for Income Taxes, as clarified by ASC 740-10, Accounting for Uncertainty in Income Taxes. Under this method, deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities and net operating loss and tax credit carryforwards given the provisions of enacted tax laws. Deferred income tax provisions and benefits are based on changes to the assets or liabilities from year to year. In providing for deferred taxes, the Company considers tax regulations of the jurisdictions in which the Company operates, estimates of future taxable income, and available tax planning strategies. If tax regulations, operating results or the ability to implement tax-planning strategies vary, adjustments to the carrying value of deferred tax assets and liabilities may be required. Valuation allowances are recorded related to deferred tax assets based on the “more likely than not” criteria of ASC 740.

ASC 740-10 requires that the Company recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the “more-likely-than-not” threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The company has applied for an extension of time to file with the Internal Revenue Service.

The Company recognizes expenses for tax penalties and interest assessed by the Internal Revenue Service and other taxing authorities upon receiving valid notice of assessments. The Company has received no such notices as of February 28, 2018.

Marketable securities

In January 2018, as part of the Monaker lawsuit settlement, the company received $32,370 of their common shares, which we have classified as “available for sale” securities. Pursuant to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” our marketable securities are marked to market on a quarterly basis, with unrealized gains and losses being reflected as a component of other income.

Earnings Per Share

Basic earnings per share is computed by dividing net income attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period.

Diluted earnings per share is computed by dividing net income attributable to common stockholders by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Diluted loss per common share is considered to be equal to basic because the common stock equivalents are anti-dilutive.

Concentrations, Risks and Uncertainties

The Company’s operations are related to the real estate industry and its prospects for success are tied indirectly to interest rates and the general housing and business climates in the United States.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts). This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the codification. Additionally, this ASU supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts. The guidance’s core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the revenue principles, an entity will identify the performance obligations, determine the transaction price, allocate the transaction price to the performance obligations and recognize revenue when the performance obligation is satisfied. The ASU further states that an entity should disclose sufficient information to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amendments in this ASU are effective for annual reporting periods (including interim reporting periods within those periods) beginning after January 15, 2017, for public companies. Early adoption is not permitted. The Company is still evaluating the provisions of ASU 2014-09 and its impact on the Company’s financial position, results of operations or cash flows.

In August 2014, the FASB issued ASU 2014-15, Disclosures of Uncertainties About an Entity’s Ability to Continue as a Going Concern. The new standard provides guidance around management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for fiscal years, and interim periods within those fiscal years, ending after December 15, 2016. The Company has adopted this standard effective for the year ending November 30, 2017. There was no impact on the Company’s financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”). The standard amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU 2016-02 will be effective beginning in the first quarter of fiscal 2020. Early adoption of ASU 2016-02 is permitted. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. In September, the FASB issued ASU 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842) which amends certain aspects of the new lease standard. The Company is currently evaluating the impact of adopting ASU 2016-02 on the Company’s financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The new standard changes the presentation of restricted cash and cash equivalents on the statement of cash flows. Restricted cash and restricted cash equivalents will be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted. This ASU is not expected to have a material impact on the Company’s financial statements.

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business.” The amendments in this Update clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of businesses. The amendments in this Update provide a screen to determine when a set is not a business. If the screen is not met, it (1) requires that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) removes the evaluation of whether a market participant could replace the missing elements. This Update is the final version of Proposed ASU 2015-330 Business Combinations (Topic 805) – Clarifying The Definition of a Business, which has been deleted. The amendments in this Update are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted. This ASU is not expected to have a material impact on the Company’s financial statements.

In May 2017, the FASB issued ASU 2017-09, “Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting” to provide clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation, to a change to the terms or conditions of a share-based payment award. The amendments in this Update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. This Update is the final version of Proposed ASU 2016-360—Compensation—Stock Compensation (Topic 718)—Scope of Modification Accounting, which has been deleted. The amendments in this Update are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted. This ASU is not expected to have a material impact on the Company’s financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material impact on the accompanying abbreviated financial statements.

NOTE 3: GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

At February 28, 2018, the Company had a working capital deficit of $237,434 and accumulated deficit of $202,901. It is management’s opinion that these facts raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the date of this filing, without additional debt or equity financing. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts nor to the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

In order to meet its working capital needs through the next twelve months and to fund the growth of our business, the Company may consider plans to raise additional funds through the issuance of additional shares of common or preferred stock and or through the issuance of debt instruments. Although the Company intends to obtain additional financing to meet our cash needs, the Company may be unable to secure any additional financing on terms that are favorable or acceptable to it, if at all.

NOTE 4: PROPERTY AND EQUIPMENT

At February 28, 2018 and November 30, 2017 Company’s property and equipment are as follows:

	Estimated Life (in years)	February 28, 2018	November 30, 2017

Office equipment	3	$82,719	$82,719
Less: accumulated depreciation		(82,719)	(82,719)

		$-	$-

The Company has recorded -$0- and $5,904 of depreciation expense for the three month period ended February 28, 2018 and 2017, respectively.

NOTE 5: ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The Company’s accounts payable and accrued expenses are as follows:

	February 28,	November 30,
	2018	2017
Trade payables and accruals	$362,641	$364,141
Other liabilities	13,930	23,949
Total accounts payable and accrued expenses	$375,571	$388,090

NOTE 6: DUE FROM/TO AFFILIATES

During the normal course of business, our parent, RealBiz, received and/or made advances for operating expenses and various debt obligation conversions to/from its former parent company, Monaker Group, Inc. (“Monaker”). As a result of these transactions, RealBiz has recorded a receivable of $1,287,517 as of February 28, 2018 and November 30, 2017, respectively. On May 11, 2016, RealBiz filed a lawsuit against Monaker seeking collection of this balance. All recoveries and liabilities associated with Monaker lawsuits have been transferred to Nestbuilder pursuant to the Contibution and Spin-Off Agreement. Due to uncertainty surrounding our ability to collect this amount, management has elected to record an allowance against the full amount of this receivable. On January 2, 2018 this matter was settled for $63,000 in cash (net of legal fees of $37,000) and $32,370 marketable securities of Monaker.

NOTE 7: RELATED PARTY TRANSACTIONS

Contribution and Spin-Off Agreement

On October 27, 2017, a Contribution and Spin-Off Agreement (the “Spin-Off Agreement”) was entered into between Nestbuilder, RealBiz, Mr. Aliksanyan, and Mr. Bhatnagar for purposes of Section 2.3 only, as amended by that certain First Amendment to Contribution and Spin-Off Agreement dated as of January 29, 2018. Below is a brief summary of certain terms and conditions of the Spin-Off Agreement:

Transfer of Assets and Assumption of Liabilities. Pursuant to the Spin-Off Agreement, RealBiz contributed to us certain of its assets, including (i) all tangible and intangible assets related to its digital media and marketing services for the real estate industry, and (ii) all right, title and interest in the following lawsuits (collectively, the the “Monaker Lawsuits”): (a) the lawsuit filed by RealBiz against Monaker Group, Inc. (“Monaker”) on May 11, 2016 in the United States District Court for the Southern District of Florida (Case No. 0:16-cv-61017-FAM); (b) the lawsuit filed by Monaker against RealBiz in October 2016 in the 17th Judicial Circuit for Broward County, Florida (Case No. CACE-16-019818); and, (c) the lawsuit filed by Monaker against RealBiz in November 2016 in the United States District Court for the Southern District of Florida (Case No. 1:16-cv-24978-DLG). In exchange for the contribution of such assets, we issued 100 shares of our common stock, constituting 100% of our issued and outstanding common stock, to RealBiz.

We assumed from RealBiz all liabilities of RealBiz accruing before January 2, 2017, and all liabilities arising out of or relating to the assets contributed to us in accordance with the Spin-off Agreement. We expressly did not assume RealBiz liabilities accruing on or after January 2, 2017, and arising from acts, omissions, or agreements occurring on or after January 2, 2017 and which are not related to the assets or the business contributed to us by RealBiz in accordance with the Spin-off Agreement.

The Distribution. We and RealBiz agreed to use commercially reasonable efforts to effectuate a pro rata distribution of our common stock to RealBiz stockholders. We further agreed that the record date for determining stockholders entitled to receive shares in connection with the distribution of our common stock will be determined by the Board of Directors of RealBiz as soon as practicable following the effectiveness of our Registration Statement on Form 10. We further agreed that within ten (10) days of receipt by Mr. Bhatnagar or his affiliates of shares of our common stock pursuant to the distribution, Mr. Bhatnagar will sell to us the shares of our common stock he and his affiliates receive, in exchange for a nominal purchase price. We and RealBiz also agreed to cooperate in structuring the Spin-Off to be completed in as tax efficient manner as possible, provided, however, that a tax liability to either party as a result of the Spin-Off will not prevent the completion of the spin-off.

Conditions. The Spin-Off Agreement states that the obligation to consummate the distribution of our common stock to RealBiz stockholders is subject only to our Registration Statement on Form 10, of which this information statement is a part, becoming effective under the Exchange Act.

Expenses. We are responsible for all expenses related to the distribution, and are entitled to engage our own legal, accounting and other advisors and service providers to prepare all documentation related to the distribution. Each of Nestbuilder and RealBiz agreed to be responsible for all costs and expenses related to its respective operations incurred or accruing after the date of the Spin-Off Agreement.

Monaker Lawsuits. Under the Spin-Off Agreement, our president, Alex Aliksanyan, received exclusive control and direction of the Monaker Lawsuits in his capacity as our president. However, we are required to indemnify RealBiz against all damages, costs and expenses resulting from the Monaker Lawsuits.

On January 2, 2018 this matter was settled for $63,000 in cash (net of legal fees of $37,000) and $32,370 of marketable securities of Monaker.

Indemnification. We are required to indemnify RealBiz against all damages, costs and expenses resulting from events occurring at RealBiz prior to January 2, 2017. In addition, the Spin-Off Agreement expressly states that we are required to indemnify RealBiz against all damages, costs and expenses resulting from the Monaker Lawsuits. The company received a settlement from a pending matter with Realbiz Media Group, Inc., the parent, in the amount of $30,000 in January 2018.

Representations and Warranties. Pursuant to the Spin-Off Agreement, we and RealBiz make customary representations and warranties such as with respect to our capacity to enter into and the validity and enforceability of the Spin-Off Agreement.

NOTE 8: STOCKHOLDERS’ DEFICIT

The total number of shares of all classes of stock that the Company shall have the authority to issue is 275,000,000 shares consisting of: 250,000,000 shares of common stock with a $0.0001 par value per shares; and 25,000,000 shares of preferred stock, par value $0.0001 per share. As of February 28, 2018 there were 100 common shares issued and outstanding and no preferred shares issued and outstanding. The 100 common shares were owned by RealBiz Media Group, Inc.

NOTE 9: CONTINGENCIES

On October 27, 2017, a Contribution and Spin-Off Agreement (the “Spin-Off Agreement”) was entered into between Nestbuilder, RealBiz, Mr. Aliksanyan, and Mr. Bhatnagar for purposes of Section 2.3 only. Pursuant to the Spin-Off Agreement, RealBiz contributed to Nestbuilder certain of its assets, including all right, title and interest in the following lawsuits (collectively, the the “Monaker Lawsuits”): (a) the lawsuit filed by RealBiz against Monaker Group, Inc. (“Monaker”) on May 11, 2016 in the United States District Court for the Southern District of Florida (Case No. 0:16-cv-61017-FAM); (b) the lawsuit filed by Monaker against former directors of RealBiz and related parties in May 2017 in the 17th Judicial Circuit for Broward County, Florida (Case No. CACE-16-019818); and, (c) the lawsuit filed by Monaker against RealBiz in November 2016 in the United States District Court for the Southern District of Florida (Case No. 1:16-cv-24978-DLG). Under the Spin-Off Agreement, Nestbuilder is required to indemnify RealBiz against all damages, costs and expenses resulting from the Monaker Lawsuits. The following is a brief summary of the Monaker Lawsuits:

RealBiz v. Monaker, Case No. 0:16-cv-61017-FAM. This case is set for trial in March 2018. RealBiz has a pending Motion for Summary Judgment to be ruled on by the Court before trial. RealBiz believes it is owed approximately $1.3M from Monaker according to the companies’ prior audited financial statements that showed this debt due to RealBiz from Monaker. Monaker has countersued RealBiz and claims that Monaker’s financial statements were previously materially incorrect and needed to be restated, and that as a result of Monaker’s subsequent review of its financials RealBiz owes Monaker money.

Monaker v. RealBiz, Case No. 1:16-cv-24978-DLG. This case is set for trial in January 2018. The Court denied each party’s Motion for Summary Judgment, but in the process ruled that Monaker needs to prove its mistake claim by clear and convincing evidence. This case stems from RealBiz’s adjustment to its books to reflect Monaker’s prior overissuance of RealBiz shares when RealBiz used the incorrect conversion ratio pursuant to RealBiz’s Amended Certificate of Designation that was filed with the Secretary of State of Delaware in October 2014. Monaker argues that said Amended Certificate of Designation, which was signed by Monaker’s current CEO when he was also the CEO for RealBiz, includes a drafting error and should be ignored by the Court. Monaker seeks the return of the shares that were removed after RealBiz’s adjustment after identifying the conversion ratio error in November 2016, or alternatively, monetary damages to account for Monaker’s share reduction.

On January 2, 2018 this matter was settled for $63,000 in cash (net of legal fees of $37,000) and $32,370 of marketable securities of Monaker.

In addition, the company received a settlement from a pending matter with Realbiz Media Group, Inc., the parent, in the amount of $30,000 in January 2018.

NOTE 10: SUBSEQUENT EVENTS

None.

ITEM 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis contains not only statements that are historical facts, but also statements that are forward-looking. Forward-looking statements are, by their very nature, uncertain and risky. These risks and uncertainties include international, national and local general economic and market conditions; demographic changes; our ability to sustain, manage, or forecast growth; our ability to successfully make and integrate acquisitions; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other risks that might be detailed from time to time in our filings with the Securities and Exchange Commission.

Although the forward-looking statements in this Quarterly Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by them. Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. You are urged to carefully review and consider the various disclosures made by us in this report and in our other reports as we attempt to advise interested parties of the risks and factors that may affect our business, financial condition, and results of operations and prospects

The following discussion and analysis of financial condition and results of operations of the Company is based upon, and should be read in conjunction with, its unaudited financial statements and related notes elsewhere in this Quarterly Report on Form 10-Q, which have been prepared in accordance with accounting principles generally accepted in the United States.

Overview

Nestbuilder.com Corp. (“we,” “our,” “us,” “Nestbuilder,” or the “Company”) is engaged in the business of providing digital media and marketing services for the real estate industry. We currently generate revenue from service fees (video creation and production and website hosting (ReachFactor)) and product sales (Nestbuilder Agent 2.0 and Microvideo app). We were formed through the merging of three divisions: (i) our fully licensed real estate division (formerly known as Webdigs); (ii) our TV media contracts (Home Preview Channel /Extraordinary Vacation Homes) division; and (iii) our Real Estate Virtual Tour and Media group (Realbiz 360). The assets of these divisions were used to create a new suite of real estate products and services that create stickiness through the utilization of video, social media and loyalty programs. At the core of our programs is our proprietary video creation technology which allows for an automated conversion of data (text and pictures of home listings) to a video with voice and music. We provide video search, storage and marketing capabilities on multiple platform dynamics for web and mobile. Once a home, personal or community video is created using our proprietary technology, it can be published to social media, email or distributed to multiple real estate websites.

We are currently a wholly-owned subsidiary of RealBiz Media Group, Inc., a Delaware corporation (“RealBiz”). We were formed for the purpose of receiving certain assets and liabilities of RealBiz in furtherance of the spin-off described in that certain Agreement dated December 12, 2016, as amended and restated by that certain Amended and Restated Agreement dated January 2, 2017, by and among RealBiz, Anshu Bhatnagar and Alex Aliksanyan (the “Amended Agreement”), and that certain Memorandum of Understanding dated December 29, 2016 between Mr. Bhatnagar and Mr. Aliksanyan (the “MOU”). Mr. Bhatnagar is the Chief Executive Officer or RealBiz and Alex Aliksanyan is the Chief Executive Officer of Nestbuilder.

Following our formation, a dispute arose between Mr. Bhatnagar and Mr. Aliksanyan with regard to control of a bank account set aside per the Amended Agreement and the MOU to hold cash related to the business operations to be spun-off. On April 14, 2017, Mr. Aliksanyan filed an Emergency Motion for Temporary Restraining Order in the Circuit Court for Montgomery County, Maryland (case number 431801-V). On April 17, 2017, the Court issued a Temporary Restraining Order preventing Mr. Bhatnagar from taking any action that was not in conformity with the terms of the Amended Agreement and the MOU.

On October 27, 2017, a Contribution and Spin-Off Agreement (the “Spin-Off Agreement”) was entered into between Nestbuilder, RealBiz, Mr. Aliksanyan, and Mr. Bhatnagar. Mr. Bhatnagar, in his capacity as an individual, entered into the Spin-Off Agreement for the sole purpose of agreeing to sell back to Nestbuilder for nominal consideration any shares he and his affiliates might receive in the distribution described below, as set forth in Section 2.3 of the Spin-Off Agreement, which section was subsequently amended as described below. Pursuant to the Spin-Off Agreement, Nestbuilder and RealBiz agreed, among other things, to use commercially reasonable efforts to effectuate a pro rata distribution of Nestbuilder common stock to RealBiz stockholders. In addition, in furtherance of the separation and distribution described in the Spin-Off Agreement, RealBiz contributed to Nestbuilder certain of its assets, including all tangible and intangible assets related to its digital media and marketing services for the real estate industry. On January 29, 2018, Nestbuilder, RealBiz, Mr. Aliksanyan, and Mr. Bhatnagar entered into that certain First Amendment to Contribution and Spin-Off Agreement dated as of January 29, 2018 (the “First Amendment”), whereby Section 2.3 of the Spin-Off Agreement was amended so that Mr. Bhatnagar is required to sell shares he and his affiliates receive in the distribution of Nestbuilder common stock to RealBiz stockholders only upon delivery of written notice by Nestbuilder to Mr. Bhatnagar requesting such sale back to Nestbuilder, which notice cannot be given less than 60 days after the distribution.

On January 24, 2018, the board of directors of RealBiz authorized and approved (i) the pro rata distribution of NestBuilder common stock to the stockholders of RealBiz (the “Spin Off Dividend”) with a record date to be the close of business on such date which is the first Friday following the date on which the SEC declares the registration statement on Form 10 filed by NestBuilder and the Information Statement attached thereto effective (the “Record Date”) and no stop order suspending that effectiveness is in effect, and no proceedings for such purpose are pending before or threatened by the SEC; (ii) a distribution date of the Spin-Off Dividend on the third Friday following the Record Date; and (iii) the following distribution ratio with respect to the Spin Off Dividend: Each holder of common stock of RealBiz will receive one share of Nestbuilder common stock for every 300 shares of common stock of RealBiz held on the Record Date. NestBuilder’s registration statement on Form 10 automatically became effective on February 20, 2018. On April 3, 2018, the board of directors of RealBiz authorized and approved the new record date of April 25, 2018 and the new distribution date of May 18, 2018 in order to provide additional time for the completion of the Securities and Exchange Commission’s review of the registration statement on Form 10 filed by NestBuilder and the Information Statement attached thereto and the delivery of proper notice of the Spin Off Dividend to the Financial Industry Regulatory Authority.

Results of Operations for the One Month Period Ended November 30, 2017 and 2016

Revenues

Total revenue for the one month ended November 30, 2017 was $26,448 compared to $33,904 for the month ended November 30, 2016, a decrease of 22%. The decrease is primarily a result of the continuing decline in our legacy virtual tour business.

Cost of Revenue

Cost of revenues totaled $6,925 for the one month ended November 30, 2017, compared to $26,807 for the month ended November 30, 2016, representing a decrease of $19,882 or 74.2%. The decline in costs is primarily the result of reduction in engineering headcount and lower server costs.

Operating Expenses

Our operating expenses, which include salaries and benefits, selling and promotion, amortization and depreciation and general and administrative expenses, increased 62.8% to $17,390, for the month of November 2017 compared to $10,680 for the month of November 2016, an increase of $6,710. The increase was substantially due to an increase in salary and benefit expense of $1,202, lower sales and marketing expense of $170 and higher general and administrative expenses of $5,678. A breakdown of general and administrative expenses is as follows:

	One Month Ended
	November 30,		Increase/
Expense	2017	2016	(Decrease)
Professional Fees and legal fees	$4,160	$-	$4,160
Insurance	901	-	901
Miscellaneous	1,380	763	617
Total	$6,441	$763	$5,678

Results of Operations for the Three Months Ended February 28, 2018 and 2017

Revenues

Total revenue for the three months ended February 28, 2018 was $71,740 compared to $96,250 for the three months ended February 28, 2017, a decrease of 25.5%. The decrease is primarily a result of declining legacy virtual tour business, due primarily to the loss of our top two franchise accounts, who took their video production business in house. Our legacy “on demand” video business has been declining on average 35% per year over the past two years. This trend is driven by our once unique technology being commoditized and offered as a “free” tool by many real estate web site producers. Additionally, Century 21, one of the largest mass media real estate agencies, has offered every agent a free web site that includes free videos. Thus, many “on demand” C21 customers have left our business. We envision these trends continuing for the foreseeable future and see significant risks to the future of our legacy business.

Cost of Revenue

Cost of revenues totaled $26,358 for the three months ended February 28, 2018, compared to $53,202 for the three months ended February 28, 2017, representing a decrease of $26,844, or 50.5%. Cost of revenues consists primarily of engineering costs incurred in connection with maintenance of our online networks, and the decrease in cost is in line with lower revenues.

Operating Expenses

Our operating expenses, which include salaries and benefits, selling and promotion, amortization and depreciation and general and administrative expenses, decreased 57.9% to $47,293, for the three months ended February 28, 2018, compared to $112,272 for the three months ended February 28, 2017, a decrease of $64,979. The decrease was substantially due to a decrease in salary and benefit expense of $17,694, lower sales and marketing expense of $1,866, lower depreciation expense of $5,904, and lower general and administrative expenses of $39,515. A breakdown of general and administrative expenses is as follows:

	Three Months Ended
	February 28,		Increase/
Expense	2018	2017	(Decrease)
Professional Fees and legal fees	$6,000	$32,430	$(26,430)
Web Hosting	4,844	25,787	(20,943)
Insurance	2,626	343	2,283
Travel/Meals	0	927	(927)
Telephone/Internet	60	406	(346)
Miscellaneous	5,552	(1,296)	6,848
Total	$19,082	$58,597	$(39,515)

Other Income (Expenses)

Our other income, net, increased by $119,000 for the three months ended February 28, 2018 versus the prior year. A summary of other income (expense) is as follows:

	Three Months Ended February 28,		Increase/
	2018	2017	(Decrease)
Gain on legal settlements	$162,370	-	$162,370
Unrealized loss on marketable securities	(6,370)	-	(6,370)
Legal fees in connection with settlements	(37,000)	-	(37,000)
Total	$119,000		$119,000

Net Income/Loss

We had net income of $2,133 for the month ended November 30, 2017, compared to net loss of $3,583 for the month ended November 30, 2016, an increase of $5,716.

We had net income of $117,088 for the three months ended February 28, 2018, compared to net loss of $69,225 for the three months ended February 28, 2017, an increase of $186,313.

Liquidity and Capital Resources; Anticipated Financing Needs

At November 30, 2017, we had $21,665 cash on-hand, an increase of $9,166 from the prior period balance of $12,499.

Net cash used by operating activities was $7,145 for the month of November 2017, a decrease of $6,289 from $13,434 of cash used in operations during the month of November 2016. This decrease was primarily due lower cash-based costs as compared to the prior year.

Net cash used in investing activities was $0 for the month ended November 30, 2017 and 2016.

Net cash provided by financing activities was $0 for the month ended November 30, 2017 and 2016.

At February 28, 2018, we had $99,279 cash on-hand, an increase of $77,614 from the prior year balance of $21,665.

Net cash provided by operating activities was $109,984 for the three months ended February 28, 2018, an increase of $169,773 from $59,789 of cash used in operations during the three months ended February 28, 2017. This increase was primarily due gains on legal settlements along with lower cash-based costs as compared to the prior year.

Net cash used in investing activities was $32,370 and $0 for the three months ended February 28, 2018 and 2017.

Net cash provided by financing activities was $0 for the three months ended February 28, 2018, and $86,711 for three months ended February 28, 2017.

Our ability to continue as a going concern on a long-term basis is dependent upon our ability to generate sufficient cash flow from operations to meet our obligations on a timely basis, to obtain additional financing and ultimately attain profitability.

Based solely on our own internal estimates without the benefit of any independent third party evaluation, we anticipate that our cash and cash flow will not be sufficient to satisfy our cash requirements over the next twelve months and we will likely require significant external financing. The magnitude of the additional financing and its timing is not yet precisely known. In the event that we are able to secure a sufficient amount of additional financing on a timely basis and on generous terms, it may include the issuance of equity or debt securities, obtaining credit facilities, or entering into other financing arrangements on such terms as then existing market conditions require. In the event that we were to issue additional equity or debt securities, stockholders may experience significant dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. And in the case of any issuance of one or more debt securities, the debt covenants may restrict our operating ability and our ability to raise additional financing from debt. Our ability to obtain additional capital on terms that are reasonable cannot be assured. We may be forced to obtain additional capital on terms that could limit our long term ability to remain in business or otherwise materially restrict our operations.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We have identified the policies below as critical to our understanding of the results of our business operations. We discuss the impact and any associated risks related to these policies on our business operations throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results.

In the ordinary course of business, we have made a number of estimates and assumptions in preparing our financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Actual results could differ significantly from those estimates and assumptions. The following critical accounting policies are those that are most important to the portrayal of our financial statements. These policies require our most difficult, subjective, and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. For a summary of our significant accounting policies, including the critical accounting policies discussed below, refer to Note 2 — “Summary of Significant Accounting Policies” included in the “Notes to Financial Statements”,

We consider the following accounting policies to be those most important to the portrayal of our results of operations and financial condition:

Revenue Recognition.

The Company recognizes revenue when all of the following criteria are met: (1) persuasive evidence that an arrangement exits; (2) delivery has occurred or services have been rendered; (3) the Company’s price to its customer is fixed or determinable and (4) collectability is reasonably assured.

The Company provides its marketing and promotional services to agents or brokers via a web-based portal that allows for credit card payments. Customers may pay a monthly recurring fee or an annual fee. Some customers additionally pay a one-time set up fee. Monthly recurring fees are recognized in the month the service is rendered.

Income Taxes. The Company accounts for income taxes using an asset and liability approach to financial accounting and reporting for income taxes. Accordingly, deferred tax assets and liabilities arise from the difference between the tax basis of an asset or liability and its reported amount in the financial statements. Deferred tax amounts are determined using the tax rates expected to be in effect when the taxes will actually be paid or refunds received, as provided under currently enacted tax law. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense or benefit is the tax payable or refundable, respectively, for the period plus or minus the change in deferred tax assets and liabilities during the period.

The Company will recognize a financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant tax authority.

The Company believes its income tax filing positions and deductions will be sustained upon examination and, accordingly, no reserves, or related accruals for interest and penalties has been recorded at February 28, 2018 and 2017.

Share-Based Compensation. The Company accounts for stock incentive plans by measurement and recognition of compensation expense for all stock-based awards based on estimated fair values, net of estimated forfeitures. Share-based compensation expense recognized For the Three Months Ended February 28, 2018 and 2017 includes compensation cost for restricted stock awards and stock options. The Company uses the Black-Scholes option-pricing model to determine the fair value of options granted as of the grant date.

Accounts Receivable. The Company regularly reviews outstanding receivables and provides for estimated losses through an allowance for doubtful accounts. In evaluating the level of established loss reserves, the Company makes judgments regarding its customers’ ability to make required payments, economic events, and other factors. As the financial condition of these parties change, circumstances develop or additional information becomes available, adjustments to the allowance for doubtful accounts may be required. The Company maintains reserves for potential credit losses, and such losses traditionally have been within its expectations. The Company has determined the allowance for doubtful accounts to be $173 as of February 28, 2018, and 2017.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts). This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the codification. Additionally, this ASU supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts. The guidance’s core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the revenue principles, an entity will identify the performance obligations, determine the transaction price, allocate the transaction price to the performance obligations and recognize revenue when the performance obligation is satisfied. The ASU further states that an entity should disclose sufficient information to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amendments in this ASU are effective for annual reporting periods (including interim reporting periods within those periods) beginning after January 15, 2017, for public companies. Early adoption is not permitted. The Company is still evaluating the provisions of ASU 2014-09 and its impact on the Company’s financial position, results of operations or cash flows.

In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements and Property, Plant, and Equipment,” (ASU 2014-08). This ASU changes the threshold for reporting discontinued operations and adds new disclosures. The new guidance defines a discontinued operation as a disposal of a component or group of components that is disposed of or is classified as held for sale and “represents a strategic shift that has (or will have) a major effect on our operations and financial results.” For disposals of individually significant components that do not qualify as discontinued operations, the Company must disclose pre-tax earnings of the disposed component. This guidance is effective for us prospectively for all disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. The Company does not expect the adoption of this guidance to have a material impact on our financial statements.

In May 2015, the FASB issued ASU 2015-07, Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). The update eliminates the requirement to categorize investments in the fair value hierarchy if their fair value is measured at net asset value (NAV) per share (or its equivalent) using the practical expedient in the FASB’s fair value measurement guidance. Public companies are required to apply ASU 2015-07 retrospectively for interim and annual reporting periods beginning after December 15, 2015. Accordingly, the Company adopted ASU 2015-07 during the three months ended December 31, 2016 and determined that the adoption did not have a material impact on its Financial Statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall ("ASU 2016-01"), which makes limited amendments to the guidance in GAAP on the classification and measurement of financial instruments. The new standard significantly revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. It also amends certain disclosure requirements associated with the fair value of financial instruments. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods therein. Early adoption is permitted specifically for the amendments pertaining to the presentation of certain fair value changes for financial liabilities measured at fair value. Early adoption of all other amendments is not permitted. Upon adoption, the Company will be required to make a cumulative-effect adjustment to the Statement of Assets and Liabilities as of the beginning of the first reporting period in which the guidance is effective. The Company did not early adopt the new guidance during the year ended September 30, 2017. The Company is evaluating the effect that ASU 2016-01 will have on its Financial Statements and related disclosures.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230), which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included within cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The new guidance is effective for interim and annual periods beginning after December 15, 2017 and early adoption is permitted. The amendment should be adopted retrospectively. The Company did not early adopt the new guidance during the year ended September 30, 2017. The new guidance is not expected to have a material effect on the Company's Financial Statements.

Seasonality of Business

The residential real estate market has traditionally experienced seasonality, with a peak in the spring and summer seasons and a decrease in activity during the fall and winter seasons. Revenues in each quarter can be significantly affected by activity during the prior quarter, given the time lag between contract execution and closing. A typical real estate transaction has a 30-day lag between contract signing and closing of the transaction.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 3 Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4 Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Disclosure controls and procedures include, without limitation, controls and other procedures that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of November 30, 2017 and February 28, 2018.

Management has identified control deficiencies regarding the lack of segregation of duties. Management of the Company believes that these material weaknesses are due to the small size of the Company’s accounting staff. The small size of the Company’s accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the cost/benefit of such remediation.

To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of external legal and accounting professionals. As we grow, we expect to increase our number of employees, which should enable us to implement adequate segregation of duties within the internal control framework.

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our financial statements may not be prevented or detected on a timely basis. In light of this material weakness, we performed additional analyses and procedures in order to conclude that our unaudited financial statements for the quarter ended July 31, 2017, included in this Quarterly Report on Form 10-Q were fairly stated in accordance with GAAP. Accordingly, management believes that despite our material weaknesses, our unaudited financial statements for the quarter ended July 31, 2017 are fairly stated, in all material respects, in accordance with GAAP.

Limitations on Effectiveness of Controls and Procedures

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the transition period or our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 Legal Proceedings

We were incorporated in the State of Nevada on January 10, 2017 for the purpose of receiving certain assets and liabilities of RealBiz in furtherance of the spin-off described in that certain Agreement dated December 12, 2016, as amended and restated by that certain Amended and Restated Agreement dated January 2, 2017, by and among RealBiz, Anshu Bhatnagar and Alex Aliksanyan (the “Amended Agreement”), and that certain Memorandum of Understanding dated December 29, 2016 between Mr. Bhatnagar and Mr. Aliksanyan (the “MOU”). Mr. Bhatnagar is the Chief Executive Officer or RealBiz and Alex Aliksanyan is the Chief Executive Officer of Nestbuilder.

Following our formation, a dispute arose between Mr. Bhatnagar and Mr. Aliksanyan with regard to control of a bank account set aside per the Amended Agreement and the MOU to hold cash related to the business operations to be spun-off. On April 14, 2017, Mr. Aliksanyan filed an Emergency Motion for Temporary Restraining Order in the Circuit Court for Montgomery County, Maryland (case number 431801-V). On April 17, 2017, the Court issued a Temporary Restraining Order preventing Mr. Bhatnagar from taking any action that was not in conformity with the terms of the Amended Agreement and the MOU.

On October 27, 2017, a Contribution and Spin-Off Agreement (the “Spin-Off Agreement”) was entered into between Nestbuilder, RealBiz, Mr. Aliksanyan, and Mr. Bhatnagar. Mr. Bhatnagar, in his capacity as an individual, entered into the Spin-Off Agreement for the sole purpose of agreeing to sell back to Nestbuilder for nominal consideration any shares he and his affiliates might receive in the distribution described below, as set forth in Section 2.3 of the Spin-Off Agreement, which section was subsequently amended as described below. Pursuant to the Spin-Off Agreement, Nestbuilder and RealBiz agreed, among other things, to use commercially reasonable efforts to effectuate a pro rata distribution of Nestbuilder common stock to RealBiz stockholders. In addition, in furtherance of the separation and distribution described in the Spin-Off Agreement, RealBiz contributed to Nestbuilder certain of its assets and liabilities, including all tangible and intangible assets related to its digital media and marketing services for the real estate industry. On January 29, 2018, Nestbuilder, RealBiz, Mr. Aliksanyan, and Mr. Bhatnagar entered into that certain First Amendment to Contribution and Spin-Off Agreement dated as of January 29, 2018 (the “First Amendment”), whereby Section 2.3 of the Spin-Off Agreement was amended so that Mr. Bhatnagar is required to sell shares he and his affiliates receive in the distribution of Nestbuilder common stock to RealBiz stockholders only upon delivery of written notice by Nestbuilder to Mr. Bhatnagar requesting such sale back to Nestbuilder, which notice cannot be given less than 60 days after the distribution.

Monaker Lawsuits

Pursuant to the Spin-Off Agreement, RealBiz contributed to Nestbuilder certain of its assets, including all right, title and interest in the following lawsuits (collectively, the “Monaker Lawsuits”): (a) the lawsuit filed by RealBiz against Monaker Group, Inc. (“Monaker”) on May 11, 2016 in the United States District Court for the Southern District of Florida (Case No. 0:16-cv-61017-FAM); (b) the lawsuit filed by Monaker against RealBiz in October 2016 in the 17th Judicial Circuit for Broward County, Florida (Case No. CACE-16-019818); and, (c) the lawsuit filed by Monaker against RealBiz in November 2016 in the United States District Court for the Southern District of Florida (Case No. 1:16-cv-24978-DLG). Under the Spin-Off Agreement, our president, Mr. Aliksanyan, received exclusive control and direction of the Monaker Lawsuits in his capacity as our president. However, we are required to indemnify RealBiz against all damages, costs and expenses resulting from the Monaker Lawsuits. The following is a brief summary of the Monaker Lawsuits:

RealBiz v. Monaker, Case No. 0:16-cv-61017-FAM. On May 11, 2016, RealBiz filed a lawsuit in the United States District Court for the Southern District of Florida against Monaker, the former parent company of RealBiz, alleging that Monaker owed RealBiz approximately $1,300,000 for advances on operating expenses and various debt obligation conversions according to the companies’ prior audited financial statements. Monaker filed a counterclaim alleging that the financial statements were materially incorrect and needed to be restated, and that as a result of Monaker’s subsequent review of the financials, RealBiz owed Monaker approximately $6,000,000.

Monaker v. RealBiz, Case No. 1:16-cv-24978-DLG. In December 2016, Monaker filed a lawsuit against RealBiz in the United States District Court for the Southern District of Florida alleging that RealBiz had no legal right to cancel Monaker’s 44,470,101 shares of RealBiz Series A Preferred Stock and 10,359,892 shares of RealBiz common stock, and sought to reverse the cancellation of such shares. On January 15, 2017, the Court denied Monaker’s motion for a preliminary injunction. Subsequently, the Court denied each party’s Motion for Summary Judgment, but in the process ruled that Monaker needed to prove its mistake claim by clear and convincing evidence. This case stemmed from RealBiz’s adjustment to its books to reflect Monaker’s prior overissuance of RealBiz shares when RealBiz used the incorrect conversion ratio pursuant to RealBiz’s Amended Certificate of Designation that was filed with the Secretary of State of Delaware in October 2014. Monaker argued that the Amended Certificate of Designation, which was signed by Monaker’s current CEO when he was also the CEO for RealBiz, included a drafting error and should be ignored by the Court. Monaker sought the return of the shares that were removed after RealBiz’s adjustment after identifying the conversion ratio error in November 2016, or alternatively, monetary damages to account for Monaker’s share reduction.

On December 22, 2017, a Settlement Agreement (the “Settlement Agreement”) was entered into by and between Monaker Group, Inc., a Nevada Corporation (“Monaker”), on the one hand, and RealBiz Media Group, Inc., a Delaware Corporation (“RealBiz”) and American Stock Transfer & Trust Company, LLC, a New York limited liability trust company (“AST”), on the other hand, and further joined by NestBuilder.com Corp., a Nevada Corporation (“NestBuilder”), wherein Monaker agreed, among other things, to dismiss all claims related to the Monaker Lawsuits with prejudice and to provide a general release to RealBiz and Nestbuilder of all claims relating to the same. As part of the settlement, (i) on January 3, 2018, RealBiz reinstated 44,470,101 shares of Series A Convertible Preferred Stock (the “Monaker Reinstated RealBiz Preferred Stock”) and 10,559,890 shares of RealBiz common stock (the “Monaker Reinstated RealBiz Common Stock”) owned by Monaker prior to November 2016, which shares were in dispute in the Monaker Lawsuits; (ii) on December 26, 2017, Monaker paid $100,000 to Nestbuilder; (ii) Monaker retained 2,233,260 shares of the Monaker Reinstated RealBiz Common Stock and transferred 8,326,630 shares of the Monaker Reinstated RealBiz Common Stock to Nestbuilder, of which 1,665,326 shares were delivered to legal counsel for legal services rendered in connection with the Monaker Lawsuits; (iii) on December 26, 2017, Monaker issued 20,000 shares of Monaker common stock to Nestbuilder, of which 7,000 shares were delivered to legal counsel for legal services rendered in connection with the Monaker Lawsuits; and (iv) we agreed to issue 44,470,101 shares of our common stock to Monaker in connection with the distribution based on the shares of RealBiz common stock underlying the Monaker Reinstated RealBiz Preferred Stock, which shares of RealBiz common stock are subject to the distribution ratio of the distribution and would therefore result in the issuance of 148,234 shares of Nestbuilder common stock to Monaker in the distribution.

ITEM 1A Risk Factors

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities by the Company during the one month transition period ended November 30, 2017 or the three month period ended February 28, 2018.

ITEM 3 Defaults Upon Senior Securities

There is no information required to be disclosed by this Item.

ITEM 4 Mine Safety Disclosures

There is no information required to be disclosed by this Item.

ITEM 5 Other Information

There is no information required to be disclosed by this Item.

ITEM 6 Exhibits

Exhibit No.	Exhibit Description

2.1 (1)	Contribution and Spin-Off Agreement, dated as of October 27, 2017, by and among RealBiz Media Group, Inc., Anshu Bhatnagar, for purposes of Section 2.3 only, NestBuilder.com Corp., and Alex Aliksanyan

2.2 (2)	Memorandum of Understanding dated December 29, 2016, by and between Anshu Bhatnagar and Alex Aliksanyan

2.3 (2)	Amended and Restated Agreement dated January 2, 2017, by and among RealBiz Media Group, Inc., Anshu Bhatnagar and Alex Aliksanyan

2.4 (2)	First Amendment to Contribution and Spin-Off Agreement dated as of January 29, 2018, by and between RealBiz Media Group, Inc., Anshu Bhatnagar, NestBuilder.com Corp., and Alex Aliksanyan

3.1 (1)	Articles of Incorporation of NestBuilder.com Corp.

3.2 (1)	Bylaws of NestBuilder.com Corp.

10.1 (3)	Settlement Agreement dated December 22, 2017, by and between Monaker Group, Inc., RealBiz Media Group, Inc., American Stock Transfer & Trust Company , LLC, and NestBuilder.com Corp.

99.1 (4)	Preliminary Information Statement of NestBuilder.com Corp., subject to completion, dated April 12, 2018

31.1**	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Extension Labels Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

______________

(1) Incorporated by reference from our registration statement on Form 10, filed with the Commission on December 22, 2017.

(2) Incorporated by reference from Amendment No. 1 to our registration statement on Form 10/A, filed with the Commission on February 20, 2018.

(3) Incorporated by reference from Amendment No. 2 to our registration statement on Form 10/A, filed with the Commission on March 23, 2018.

(4) Incorporated by reference from Amendment No. 3 to our registration statement on Form 10/A, filed with the Commission on April 12, 2018.

* IN ACCORDANCE WITH THE TEMPORARY HARDSHIP EXEMPTION PROVIDED BY RULE 201 OF REGULATION S-T, THE DATE BY WHICH THE INTERACTIVE DATA FILE IS REQUIRED TO BE SUBMITTED HAS BEEN EXTENDED BY SIX BUSINESS DAYS.

** Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nestbuilder.com Corp.

Dated: April 23, 2018	By:	/s/ Alex Aliksanyan
	Name:	Alex Aliksanyan
	Title:	President

