Form 10-Q/A
period 2018-02-28
Nestbuilder.com Corp.
filed 2018-04-25
CIK 1725516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q (the “Amendment No. 1”) of Nestbuilder.com Corp. (the “Company”) amends the Company’s Quarterly Report on Form 10-Q for the one month transition period ended November 30, 2017 and the quarterly period ended February 28, 2018 (the “Original Filing”) which was filed with the Securities and Exchange Commission on April 23, 2018. The Company is filing this Amendment No. 1 solely to provide Exhibit 101 that was not included in the Original Filing.

Exhibit 101 to this Amendment No. 1 provides the following materials from the Original Filing formatted in XBRL (eXtensible Business Reporting Language) with detailed footnote tagging: (i) balance sheets, (ii) statements of operations, (iii) statements of cash flows, and (iv) notes to consolidated financial statements. This Amendment No. 1 is an exhibit-only filing.

The Company is filing Exhibit 101 in accordance with the temporary hardship exemption provided by Rule 201 of Regulation S-T, which extended the date by which the Interactive Data File is required to be submitted by six business days.

Except as described above, this Amendment No. 1 does not amend any other information set forth in the Original Filing, and the Company has not updated disclosures included therein to reflect any events that occurred subsequent to April 23, 2018.

2

ITEM 6 Exhibits

Exhibit No.	Exhibit Description

2.1 (1)	Contribution and Spin-Off Agreement, dated as of October 27, 2017, by and among RealBiz Media Group, Inc., Anshu Bhatnagar, for purposes of Section 2.3 only, NestBuilder.com Corp., and Alex Aliksanyan

2.2 (2)	Memorandum of Understanding dated December 29, 2016, by and between Anshu Bhatnagar and Alex Aliksanyan

2.3 (2)	Amended and Restated Agreement dated January 2, 2017, by and among RealBiz Media Group, Inc., Anshu Bhatnagar and Alex Aliksanyan

2.4 (2)	First Amendment to Contribution and Spin-Off Agreement dated as of January 29, 2018, by and between RealBiz Media Group, Inc., Anshu Bhatnagar, NestBuilder.com Corp., and Alex Aliksanyan

3.1 (1)	Articles of Incorporation of NestBuilder.com Corp.

3.2 (1)	Bylaws of NestBuilder.com Corp.

10.1 (3)	Settlement Agreement dated December 22, 2017, by and between Monaker Group, Inc., RealBiz Media Group, Inc., American Stock Transfer & Trust Company , LLC, and NestBuilder.com Corp.

99.1 (4)	Preliminary Information Statement of NestBuilder.com Corp., subject to completion, dated April 12, 2018

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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

* Previously filed on April 23, 2018.

** Furnished herewith.

3

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nestbuilder.com Corp.

Dated: April 25, 2018	By:	/s/ Alex Aliksanyan
	Name:	Alex Aliksanyan
	Title:	President

4