Form 10-Q
period 2018-05-31
Nestbuilder.com Corp.
filed 2018-07-16
CIK 1725516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of July 13, 2018, there were 100 shares of common stock, $0.0001 par value, issued and outstanding.

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

ITEM 1 Financial Statements

NESTBUILDER.COM CORP.

Balance Sheets

(UNAUDITED)

	May 31,	November 30,
	2018	2017

Assets
Current Assets
Cash	$77,606	$21,665
Accounts receivable, net of allowance for doubtful accounts	12,889	8,603
Marketable securities	19,191	-
Prepaid expenses	3,300	3,.300
Total current assets	112,986	33,568

Total assets	$112,986	$33,568

Liabilities and Stockholder’s Deficit
Current Liabilities
Accounts payable and accrued expenses	$381,226	$388,090
Total current liabilities	381,226	388,090

Total liabilities	381,226	388,090

Commitments and Contingencies (Note 9)

Stockholder’s Deficit
Preferred stock, $0.0001 par value 25,000,000 shares authorized; 0 shares issued and outstanding at May 31, 2018 and November 30, 2017, respectively
Common stock, $0.0001 par value; 250,000,000 shares authorized; 100 shares issued and outstanding at May 31, 2018 and November 30, 2017, respectively	-	-
	-	-
Additional paid-in-capital	(34,533)	(34,533)
Retained deficit	(233,707)	(319,989)
Total stockholder’s deficit	(268,240)	(354,522)

Total liabilities and stockholder’s deficit	$112,986	$33,568

The accompanying notes are an integral part of these unaudited financial statements

NESTBUILDER.COM CORP.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended		For the six months ended
	May 31,		May 31,
	2018	2017	2018	2017

Revenues
Real estate media revenue	$75,441	$97,081	$147,611	$193,331

Cost of revenues	31,166	37,164	62,368	116,154

Gross profit	44,275	59,917	85,243	77,177

Operating expenses
Salaries and benefits	22,576	61,426	51,141	99,637
Selling and promotions expense	615	476	784	2,512
Depreciation and amortization expense	-	5,904	-	11,807
General and administrative	45,681	28,399	59,228	68,736
Total operating expenses	68,872	96,205	111,153	182,682

Operating income (loss)	(24,597)	(36,288)	(25,910)	(105,515)

Other income (expense)
Unrealized loss on marketable securities	(23,462)	-	(29,832)	-
Gain on legal settlements	16,653	-	179,023	-
Legal fees in connection with legal settlements	-	-	(37,000)	-
Total other income (expense)	(6,808)	-	112,191	-

Net income (loss)	$(31,405)	$(36,288)	$86,282	$(105,515)

Weighted average number of shares outstanding	100	100	100	100

Basic and diluted net loss per share	$(314)	$(363)	$863	$(1,055)

The accompanying notes are an integral part of these unaudited financial statements.

NESTBUILDER.COM CORP.

Statements of Cash Flows

(UNAUDITED)

	For the six months ended
	May 31,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$86,282	$(105,515)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Unrealized loss on marketable securities	29,832	-
Amortization and depreciation	-	11,807
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(4,286)	(181)
Increase (decrease) in accounts payable and accrued expenses	(6,863)	6,145
Net cash provided by (used in) operating activities	104,965	(87,744)

Cash flows from investing activities:
Decrease in marketable securities	(49,023)	-
Net cash used in investing activities	(49,023)	-

Cash flows from financing activities:
Contribution (to) from Parent	-	86,711
Net cash provided by (used in) financing activities	-	86,711

Net increase ( decrease) in cash	55,940	(1.033)

Cash at beginning of period	21,666	12,499

Cash at end of period	$77,606	$11,466

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$1,033	$409
Income taxes	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

NESTBUILDER.COM CORP.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

MAY 31, 2018

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

On January 24, 2018, the board of directors of RealBiz authorized and approved (i) the pro rata distribution of NestBuilder common stock to the stockholders of RealBiz (the “Spin Off Dividend”) with a record date to be the close of business on such date which is the first Friday following the date on which the SEC declares the registration statement on Form 10 filed by NestBuilder and the Information Statement attached thereto effective (the “Record Date”) and no stop order suspending that effectiveness is in effect, and no proceedings for such purpose are pending before or threatened by the SEC; (ii) a distribution date of the Spin-Off Dividend on the third Friday following the Record Date; and (iii) the following distribution ratio with respect to the Spin Off Dividend: Each holder of common stock of RealBiz will receive one share of Nestbuilder common stock for every 300 shares of common stock of RealBiz held on the Record Date. NestBuilder’s registration statement on Form 10 automatically became effective on February 20, 2018. On April 3, 2018, the board of directors of RealBiz authorized and approved the new record date of April 25, 2018 and the new distribution date of May 18, 2018 in order to provide additional time for the completion of the Securities and Exchange Commission’s review of the registration statement on Form 10 filed by NestBuilder and the Information Statement attached thereto and the delivery of proper notice of the Spin Off Dividend to the Financial Industry Regulatory Authority. As of the date of this filing, the Securities and Exchange Commission and the Financial Industry Regulatory Authority are still conducting their reviews.

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

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (all of which are of a normal recurring nature) considered necessary for a fair presentation have been included.  Operating results for the three and six months ended May 31, 2018 are not indicative of the results that may be expected for the year ending November 30, 2018 or for any other future period. These unaudited financial statements and the unaudited condensed notes thereto should be read in conjunction with the audited financial statements and notes thereto included in Amendment No. 3 to the Company’s registration statement on Form 10/A for the year ended October 31, 2017, filed with the Securities and Exchange Commission (the “SEC”) on April 12, 2018.

Use of Estimates

The preparation of abbreviated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the abbreviated financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. If actual results significantly differ from the Company’s estimates, the Company’s financial condition and results of operations could be materially impacted. Significant estimates include the allowance for doubtful accounts and deferred tax asset allowance.

Cash and Cash Equivalents

For purposes of net assets contributed presentation, the Company considers all unrestricted demand deposits, money market funds and highly liquid debt instruments with an original maturity of less than 90 days to be cash and cash equivalents. There were no cash equivalents as of May 31, 2018 and November 30, 2017.

Accounts Receivable

The Company regularly reviews outstanding receivables and provides for estimated losses through an allowance for doubtful accounts. In evaluating the level of established loss reserves, the Company makes judgments regarding its customers’ ability to make required payments, economic events, and other factors. As the financial condition of these parties change, and circumstances develop or additional information becomes available, adjustments to the allowance for doubtful accounts may be required. The Company maintains reserves for potential credit losses, and such losses traditionally have been within its expectations. The Company has determined the allowance for doubtful accounts to be $173 at May 31, 2018 and November 30, 2017.

Property and Equipment

All expenditures on the acquisition for property and equipment are recorded at cost and capitalized as incurred, provided the asset benefits the Company for a period of more than one year. Expenditures on routine repairs and maintenance of property and equipment are charged directly to operating expense. The property and equipment are depreciated based upon its estimated useful life after being placed in service. The estimated useful life of computer equipment is 3 years. When equipment is retired, sold or impaired, the resulting gain or loss is reflected in earnings. The Company incurred depreciation expense of $0 and $11,807 for the six months ended May 31, 2018 and 2017, respectively.

Impairment of Long-Lived Assets

In accordance with Accounting Standards Codification 360-10, “Property, Plant, and Equipment”, the Company periodically reviews its long- lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not impair any long-lived assets as of May 31, 2018 and November 30, 2017.

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

Advertising Expense

Advertising costs are charged to expense as incurred and are included in selling and promotions expense in the accompanying financial statements. Advertising expense for the three months ended May 31, 2018 and 2017 was $169 and $2,035, respectively.

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

The Company recognizes expenses for tax penalties and interest assessed by the Internal Revenue Service and other taxing authorities upon receiving valid notice of assessments. The Company has received no such notices as of May 31, 2018.

Marketable securities

As part of a legal settlement, the Company received $32,370 of common shares of the Monaker Group from the Monaker Group in January 2018. In March 2018 the company received $16,653 of common shares of Realbiz Media Group, Inc. from Realbiz Media Group, Inc. as part of a legal settlement. We have classified these shares as “trading” securities. Pursuant to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” our marketable securities are marked to market on a quarterly basis, with unrealized gains and losses being reflected as a component of other income.

Earnings Per Share

Basic earnings per share is computed by dividing net income attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period.

Diluted earnings per share is computed by dividing net income attributable to common stockholders by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Diluted loss per common share is considered to be equal to basic because the common stock equivalents are anti-dilutive. There were no dilutive securities outstanding as of May 31, 2018 and November 30, 2017.

Concentrations, Risks and Uncertainties

The Company’s operations are related to the real estate industry and its prospects for success are tied indirectly to interest rates and the general housing and business climates in the United States.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued (ASU No. 2014-09), Revenue from Contracts with Customers (Topic 606). ASU 2014-09 establishes a single comprehensive model for entities to use in accounting for revenue arising from outside contracts with customers and supersedes most of the existing revenue recognition guidance and notes that lease contracts with customers are a scope exception. ASU 2014-09 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services and also requires certain additional disclosures. On August 12, 2015, the FASB issued ASU 2015-14 to defer the effective date of ASU 2014-09. Public business entities may elect to adopt the amendments as of the original effective date, however, adoption is required for annual reporting periods beginning after December 15, 2017. The Company is currently assessing the impact of the guidance on our consolidated financial statements and notes to our consolidated financial statements. .

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

At May 31, 2018, the Company had a working capital deficit of $268,240 and retained deficit of $233,707. It is management’s opinion that these facts raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the date of this filing, without additional debt or equity financing. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts nor to the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 4: PROPERTY AND EQUIPMENT

At May 31, 2018 and November 30, 2017, the Company’s property and equipment are as follows:

	Estimated Life (in years)	May 31, 2018	November 30, 2017

Office equipment	3	$82,719	$82,719
Less: accumulated depreciation		(82,719)	(82,719)

		$-	$-

The Company has recorded -$0- and $5,904 of depreciation expense for the three month period ended May 31, 2018 and 2017, respectively, and -$0 and $11,807 of depreciation expense for the six month period ended May 31, 2018 and 2017, respectively.

NOTE 5: ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The Company’s accounts payable and accrued expenses are as follows:

	May 31,	November 30,
	2018	2017
Trade payables and accruals	$361,241	$364,141
Other liabilities	19,985	23,949
Total accounts payable and accrued expenses	$381,226	$388,090

NOTE 6: DUE FROM/TO AFFILIATES

During the normal course of business, our parent, RealBiz, received and/or made advances for operating expenses and various debt obligation conversions to/from its former parent company, Monaker Group, Inc. (“Monaker”). As a result of these transactions, RealBiz has recorded a receivable of $1,287,517 as of May 31, 2018 and November 30, 2017, respectively. On May 11, 2016, RealBiz filed a lawsuit against Monaker seeking collection of this balance. All recoveries and liabilities associated with Monaker lawsuits have been transferred to Nestbuilder pursuant to the Contibution and Spin-Off Agreement. Due to uncertainty surrounding our ability to collect this amount, management has elected to record an allowance against the full amount of this receivable. On January 2, 2018 this matter was settled for $63,000 in cash (net of legal fees of $37,000) and $32,370 marketable securities of Monaker.

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

Indemnification. We are required to indemnify RealBiz against all damages, costs and expenses resulting from events occurring at RealBiz prior to January 2, 2017. In addition, the Spin-Off Agreement expressly states that we are required to indemnify RealBiz against all damages, costs and expenses resulting from the Monaker Lawsuits. The Company received a settlement from a pending matter with Realbiz Media Group, Inc., the parent, in the amount of $30,000 in January 2018 and also received 4,163,315 shares or Realbiz Media Group common stock in March 2018 valued at $16,653.

Representations and Warranties. Pursuant to the Spin-Off Agreement, we and RealBiz make customary representations and warranties such as with respect to our capacity to enter into and the validity and enforceability of the Spin-Off Agreement.

NOTE 8: STOCKHOLDERS’ DEFICIT

The total number of shares of all classes of stock that the Company shall have the authority to issue is 275,000,000 shares consisting of: 250,000,000 shares of common stock with a $0.0001 par value per shares; and 25,000,000 shares of preferred stock, par value $0.0001 per share. As of May 31, 2018 there were 100 common shares issued and outstanding and no preferred shares issued and outstanding. The 100 common shares were owned by RealBiz Media Group, Inc.

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

In addition, the company received a settlement from a pending matter with Realbiz Media Group, Inc., the parent, in the amount of $30,000 in January 2018 and 4,163,315 common shares in March 2018 valued at $16,653.

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

Results of Operations for the Three Months Ended May 31, 2018 and 2017

Revenues

Total revenue for the three months ended May 31, 2018 was $75,411 compared to $97,081 for the three months ended May 31, 2017, a decrease of $21,670 or 22%. The decrease is primarily a result of the continuing decline in our legacy virtual tour business.

Cost of Revenue

Cost of revenues totaled $31,166 for the three months ended May 31, 2018, compared to $37,164 for the three months ended May 31, 2017, representing a decrease of $5,998 or 16.1%. The decline in costs is primarily the result of reduction in lower server costs.

Operating Expenses

Our operating expenses, which include salaries and benefits, selling and promotion, amortization and depreciation and general and administrative expenses, decreased 28.4% to $68,872, for the three months ended of May 2018 compared to $96,205 for the three months ended May 2017, an decrease of $27,333. The decrease was substantially due to a decrease in salary and benefit expense of $38,850, increased sales and marketing expense of $139 and higher general and administrative expenses of $17,282. A breakdown of general and administrative expenses is as follows:

	Three Month Ended
	May 31,		Increase/
Expense	2018	2017	(Decrease)
Professional Fees and legal fees	$39,494	$23,683	$15,811
Insurance	780	225	555
Miscellaneous	5,407	4,491	916
Total	$45,681	$28,399	$17,282

Other Income (Expenses)

Our other income, net, decreased by $6,809 for the three months ended May 31, 2018 versus the prior year. A summary of other income (expense) is as follows:

	Three months Ended
	May 31,		Increase/
	2018	2017	(Decrease)
Gain on legal settlements and accounts payable	$16,653		$16,653
Unrealized loss on marketable securities	(23,462)		(23,432)
Total	$(6,809)		$(6,809)

Net Income/Loss

We had a net loss of $31,405 for the three months ended May 31, 2018, compared to net loss of $36,288 for the three months ended May 31, 2017, a decrease of $4,983.

Discussion of Results for Six Month Period Ended May 31, 2018 and 2017

Revenues

Total revenue for the six months ended May 31, 2018 was $147,611 compared to $193,331 for the six months ended May 31, 2017, a decrease of $45,720 or 23.65%. The decrease is primarily a result of declining legacy virtual tour business. Our legacy “on demand” video business has been declining on average 35% per year over the past two years. This trend is driven by our once unique technology being commoditized and offered as a “free” tool by many real estate web site producers. Additionally, Century 21, three of the largest mass media real estate agencies, has offered every agent a free web site that includes free videos.

Cost of Revenue

Cost of revenues totaled $62,368 for the six months ended May 31, 2018, compared to $116,154 for the six months ended May 31, 2017, representing a decrease of $53,786 or 46.3%. Cost of revenues consists primarily of engineering and server costs incurred in connection with maintenance of our online networks, and the decrease in cost is in line with lower revenues.

Operating Expenses

Our operating expenses, which include salaries and benefits, selling and promotion, amortization and depreciation and general and administrative expenses, decreased 39.2% to $111,153, for the six months ended May 31, 2018, compared to $182,682 for the six months ended May 31, 2017, a decrease of $71,529 The decrease was substantially due to a decrease in salary and benefit expense of $48,496, lower sales and marketing expense of $1,728, lower depreciation expense of $11,807 and lower general and administrative expenses of $9,508. A breakdown of general and administrative expenses is as follows:

	Six months Ended
	May 31,		Increase/
Expense	2018	2017	(Decrease)
Professional Fees and legal fees	$50,763	$56,847	$(6,084)
Dues & subscriptions	2,499	3,369	(870)
Insurance	3,407	4,651	(1,244)
Miscellaneous	2,559	3,869	(1,310)
Total	$59,228	$68,736	$(9,508)

Other Income (Expenses)

Our other income, net, increased by $112,641 for the six months ended May 31, 2018 versus the prior year. A summary of other income (expense) is as follows:

	Six months Ended
	May 31,		Increase/
	2018	2017	(Decrease)
Gain on legal settlements	$179,023		$179,023
Unrealized loss on marketable securities	(29,382)		(29,832)
Legal fees in connection with settlements	(37,000)		(37,000)
Total	$112,641		$112,641

Net Income/Loss

We had net income of $86,282 for the six months ended May 31, 2018, compared to net loss of $105,515 for the six months ended May 31, 2017, an increase of $191,797.

Liquidity and Capital Resources; Anticipated Financing Needs

At May 31, 2018, we had $77,606 cash on-hand, an increase of $55,940 from the beginning of the fiscal year (November 30, 2017) balance of $21,666.

Net cash provided by operating activities was $104,965 for the six months ended May 31, 2018, an increase of $192,709 from the $87,744 of cash used in operations during the six months ended May 31, 2017. This increase was primarily due lower cash-based costs as compared to the prior year and also awards of legal settlements pertaining to settled lawsuits.

Net cash used in investing activities was $49,023 and $0 for the six months ended May 31, 2018 and 2017 from marketable securities received in legal settlements.

Net cash provided by financing activities was $0 for the six months ended May 31, 2018, and $86,711 for six months ended May 31, 2017.

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

The Company believes its income tax filing positions and deductions will be sustained upon examination and, accordingly, no reserves, or related accruals for interest and penalties has been recorded at May 31, 2018 and 2017.

Share-Based Compensation. The Company accounts for stock incentive plans by measurement and recognition of compensation expense for all stock-based awards based on estimated fair values, net of estimated forfeitures. Share-based compensation expense recognized for the three and six months ended May 31, 2018 and 2017 includes compensation cost for restricted stock awards and stock options. The Company uses the Black-Scholes option-pricing model to determine the fair value of options granted as of the grant date.

Accounts Receivable. The Company regularly reviews outstanding receivables and provides for estimated losses through an allowance for doubtful accounts. In evaluating the level of established loss reserves, the Company makes judgments regarding its customers’ ability to make required payments, economic events, and other factors. As the financial condition of these parties change, circumstances develop or additional information becomes available, adjustments to the allowance for doubtful accounts may be required. The Company maintains reserves for potential credit losses, and such losses traditionally have been within its expectations. The Company has determined the allowance for doubtful accounts to be $173 as of May 31, 2018 and 2017.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued (ASU No. 2014-09), Revenue from Contracts with Customers (Topic 606). ASU 2014-09 establishes a single comprehensive model for entities to use in accounting for revenue arising from outside contracts with customers and supersedes most of the existing revenue recognition guidance and notes that lease contracts with customers are a scope exception. ASU 2014-09 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services and also requires certain additional disclosures. On August 12, 2015, the FASB issued ASU 2015-14 to defer the effective date of ASU 2014-09. Public business entities may elect to adopt the amendments as of the original effective date, however, adoption is required for annual reporting periods beginning after December 15, 2017. The Company is currently assessing the impact of the guidance on our consolidated financial statements and notes to our consolidated financial statements.

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

ITEM 4 Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Disclosure controls and procedures include, without limitation, controls and other procedures that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of May 31, 2018.

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

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our financial statements may not be prevented or detected on a timely basis. In light of this material weakness, we performed additional analyses and procedures in order to conclude that our unaudited financial statements for the quarter ended May 31, 2018, included in this Quarterly Report on Form 10-Q were fairly stated in accordance with GAAP. Accordingly, management believes that despite our material weaknesses, our unaudited financial statements for the quarter ended May 31, 2018 are fairly stated, in all material respects, in accordance with GAAP.

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

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities by the Company during the three and six month periods ended May 31, 2018.

ITEM 3 Defaults Upon Senior Securities

There is no information required to be disclosed by this Item.

ITEM 4 Mine Safety Disclosures

There is no information required to be disclosed by this Item.

ITEM 5 Other Information

There is no information required to be disclosed by this Item.

ITEM 6 Exhibits

Exhibit No.	Exhibit Description

2.1 (1)	Contribution and Spin-Off Agreement, dated as of October 27, 2017, by and among RealBiz Media Group, Inc., Anshu Bhatnagar, for purposes of Section 2.3 only, NestBuilder.com Corp., and Alex Aliksanyan

2.2 (2)	Memorandum of Understanding dated December 29, 2016, by and between Anshu Bhatnagar and Alex Aliksanyan

2.3 (2)	Amended and Restated Agreement dated January 2, 2017, by and among RealBiz Media Group, Inc., Anshu Bhatnagar and Alex Aliksanyan

2.4 (2)	First Amendment to Contribution and Spin-Off Agreement dated as of January 29, 2018, by and between RealBiz Media Group, Inc., Anshu Bhatnagar, NestBuilder.com Corp., and Alex Aliksanyan

3.1 (1)	Articles of Incorporation of NestBuilder.com Corp.

3.2 (1)	Bylaws of NestBuilder.com Corp.

10.1 (3)	Settlement Agreement dated December 22, 2017, by and between Monaker Group, Inc., RealBiz Media Group, Inc., American Stock Transfer & Trust Company , LLC, and NestBuilder.com Corp.

99.1 (4)	Preliminary Information Statement of NestBuilder.com Corp., subject to completion, dated April 12, 2018

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

_____________

(1)	Incorporated by reference from our registration statement on Form 10, filed with the Commission on December 22, 2017.

(2)	Incorporated by reference from Amendment No. 1 to our registration statement on Form 10/A, filed with the Commission on February 20, 2018.

(3)	Incorporated by reference from Amendment No. 2 to our registration statement on Form 10/A, filed with the Commission on March 23, 2018.

(4)	Incorporated by reference from Amendment No. 3 to our registration statement on Form 10/A, filed with the Commission on April 12, 2018.

*	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nestbuilder.com Corp.

Dated: July 13, 2018	By:	/s/ Alex Aliksanyan
	Name:	Alex Aliksanyan
	Title:	President

