Form 10-Q
period 2018-08-31
Nestbuilder.com Corp.
filed 2018-10-15
CIK 1725516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2018

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number: 000-55875

Nestbuilder.com Corp.

(Exact name of registrant as specified in its charter)

Nevada	82-3254264
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

201 W. Passaic Street, Suite 301 Rochelle Park, NJ	07662
(Address of principal executive offices)	(Zip Code)

(201) 845-7001

(Registrant’s telephone number, including area code)

None

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) [X] Yes [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer [ ]
Non-accelerated filer	[ ]	Smaller reporting company [X]
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes [X] No

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

[  ] Yes [  ] No

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of October 9, 2018, there were 1,262,378 shares of common stock, $0.0001 par value, issued and outstanding.

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

ITEM 1 Financial Statements

NESTBUILDER.COM CORP.

Balance Sheets

(Unaudited)

	August 31, 2018	November 30, 2017

Assets
Current Assets
Cash	$147,174	$21,665
Accounts receivable	146	8,603
Marketable securities	32,153	-
Prepaid expenses	3,300	3,.300
Total current assets	182,772	33,568

Total assets	$182,772	$33,568

Liabilities and Stockholders’ Equity ( Deficit)
Current Liabilities
Accounts payable and accrued expenses	$103,615	$388,090
Total current liabilities	103,615	388,090

Convertible promissory notes payable	75,000	-
Total liabilities	$178,615	$388,090

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $0.0001 par value 25,000,000 shares authorized; 0 shares issued and outstanding at August 31, 2018 and November 30, 2017, respectively	-	-
Common stock, $0.0001 par value; 250,000,000 shares authorized; 1,108,058 shares issued and outstanding at August 31, 2018 and 100 shares issued and outstanding at November 30, 2017.	1,108	-

Additional paid-in-capital	71,616	(34,533)
Accumulated (deficit)	(68,567)	(319,989)
Total stockholders’ equity (deficit)	4,157	(354,522)

Total liabilities and stockholders’ equity	$182,772	$33,568

The accompanying notes are an integral part of these unaudited financial statements

NESTBUILDER.COM CORP.

Statements of Operations

(Unaudited)

	For the three months ended		For the nine months ended
	August 31,		August 31,
	2018	2017	2018	2017

Revenues
Real estate media revenue	$66,718	$103,119	$214,330	$296,450

Cost of revenues	35,887	39,128	98,255	155,282

Gross profit	30,831	63,991	116,075	141,168

Operating expenses
Salaries and benefits	23,556	31,895	73,648	131,520
Selling and promotions expense	1,136	148	1,890	2,659
Depreciation and amortization expense	-	-	-	10,311
General and administrative	13,603	4,888	73,909	75,133
Total operating expenses	38,295	36,931	149,447	219,623

Operating income (loss)	(7,464)	27,060	(33,372)	(78,455)

Other income (expense)
Unrealized gain ( loss) on marketable securities	12,962	-	(16,870)	-
Gain on legal settlements	-	-	179,023	-
Legal fees in connection with legal settlements	-	-	(37,000)	-
Gain on cancellation of accounts payable	159,641	-	159,641	-
Total other income (expense)	172,603	-	284,794	-

Net income (loss)	$165,139	$27,060	$251,422	$(78,455)

Weighted average number of shares outstanding	1,733,060	100	1,733,060	100

Basic net loss per share	$0.10	$271	$0.15	$(785)

The accompanying notes are an integral part of these unaudited financial statements.

NESTBUILDER.COM CORP.

Statements of Cash Flows

(Unaudited)

	For the nine months ended
	August 31,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$251,422	$(78,455)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Non cash gain on settlement of lawsuits	(49,023)
Unrealized loss on marketable securities	16,870	-
Amortization and depreciation	-	10,311
Gain on cancellation of accounts payable	(159,641)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	8,457	7,691
Increase ( decrease) in deferred revenue	-	(15,000)
Increase (decrease) in accounts payable and accrued expenses	(17,576)	3,847
Net cash provided by (used in) operating activities	50,509	(71,606)

Cash flows from investing activities:
Net cash used in investing activities	-	-

Cash flows from financing activities:
Contribution from Parent	-	86,711
Proceeds from convertible promissory notes issuance	75,000	-
Net cash provided by (used in) financing activities	75,000	86,711

Net increase in cash	125,509	15,105

Cash at beginning of period	21,665	12,499

Cash at end of period	$147,174	$27,604

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$1,481	$938
Income taxes	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

NESTBUILDER.COM CORP.

NOTES TO THE FINANCIAL STATEMENTS

AUGUST 31, 2018

UNAUDITED

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

On July 31, 2018, RealBiz Media Group, Inc., a Delaware corporation (“RealBiz”) effectuated the spin-off of the Company, which was a wholly owned subsidiary of RealBiz. Upon completion of the spin-off, RealBiz stockholders owned 100% of the outstanding shares of common stock of the Company. The spin-off was effectuated by way of a pro rata distribution of common stock of the Company to the RealBiz stockholders of record as of 5:00 p.m., Eastern time, on July 2, 2018. Each RealBiz stockholder received one share of common stock of the Company for every 900 shares of RealBiz common stock held by such stockholder on the record date. No fractional shares of common stock of the Company were issued. Instead, RealBiz stockholders received a check that represented cash in lieu of fractional shares, calculated based on $0.12 per share.

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

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (all of which are of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended August 31, 2018 are not indicative of the results that may be expected for the year ending November 30, 2018 or for any other future period. These unaudited financial statements and the unaudited condensed notes thereto should be read in conjunction with the (i) audited financial statements and notes thereto included in Amendment No. 5 to the Company’s registration statement on Form 10/A for the year ended October 31, 2017, filed with the Securities and Exchange Commission (the “SEC”) on July 23, 2018, and (ii) the unaudited financial statements and notes thereto included in the Company’s Quarterly Report on Form 10-Q for the one month transition period ended November 30, 2017 and the three month period ended February 28, 2018, filed with the SEC on April 23, 2018.

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

Cash and Cash Equivalents

For purposes of net assets contributed presentation, the Company considers all unrestricted demand deposits, money market funds and highly liquid debt instruments with an original maturity of less than 90 days to be cash and cash equivalents. There were no cash equivalents as of August 31, 2018 and November 30, 2017.

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

Property and Equipment

All expenditures on the acquisition for property and equipment are recorded at cost and capitalized as incurred, provided the asset benefits the Company for a period of more than one year. Expenditures on routine repairs and maintenance of property and equipment are charged directly to operating expense. The property and equipment are depreciated based upon its estimated useful life after being placed in service. The estimated useful life of computer equipment is 3 years. When equipment is retired, sold or impaired, the resulting gain or loss is reflected in earnings. The Company incurred depreciation expense of $0 and $10,311 for the nine months ended August 31, 2018 and 2017, respectively.

Impairment of Long-Lived Assets

In accordance with Accounting Standards Codification 360-10, “Property, Plant, and Equipment”, the Company periodically reviews its long- lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not impair any long-lived assets as of August 31, 2018 and November 30, 2017.

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

Advertising Expense

Advertising costs are charged to expense as incurred and are included in selling and promotions expense in the accompanying financial statements. Advertising expense for the three months ended August 31, 2018 and 2017 were $1,136 and $147, respectively. Advertising expense for the nine months ended August 31, 2018 and 2017 were $1,890 and 2,659, respectively.

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

The Company recognizes expenses for tax penalties and interest assessed by the Internal Revenue Service and other taxing authorities upon receiving valid notice of assessments. The Company has received no such notices as of August 31, 2018.

Marketable securities

As part of a legal settlement, the Company received $32,370 of common shares of the Monaker Group from the Monaker Group in January 2018. In March 2018, the company received $16,653 of common shares of Realbiz Media Group, Inc. from Realbiz Media Group, Inc. as part of a legal settlement. We have classified these shares as “trading” securities. Pursuant to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” our marketable securities are marked to market on a quarterly basis, with unrealized gains and losses being reflected as a component of other income.

Earnings Per Share

Basic earnings per share is computed by dividing net income attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period.

Diluted earnings per share is computed by dividing net income attributable to common stockholders by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Diluted loss per common share is considered to be equal to basic because the common stock equivalents are anti-dilutive. In August 2018, the Company issued $75,000 in convertible promissory notes with a conversion price of $0.12 per share. If converted, those notes would require 625,000 shares to be issued. Total fully diluted shares outstanding at August 31, 2018 and November 30, 2017 were 1,733,060 and 100, respectively.

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

In January 2016, the FASB issued ASU-2016-01, Financial Instruments- Overall (Subtopic 825-10) Recognition and Measurement of Financial Assets and Financial Liability Letters. The Company is currently assessing the impact of the guidance on our consolidated financial statements and notes to our consolidated financial statements.

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

At August 31, 2018, the Company had working capital of $79,157 and accumulated deficit of $68,567. It is management’s opinion that these facts raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the date of this filing, without additional debt or equity financing. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts nor to the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Note 4: Property and Equipment

At August 31, 2018 and November 30, 2017 Company’s property and equipment are as follows:

	Estimated Life (in years)	August 31, 2018	November 30, 2017

Office equipment	3	$82,719	$82,719
Less: accumulated depreciation		(82,719)	(82,719)
		$-	$-

The Company has recorded -$0 of depreciation expense for the three month period ended August 31, 2018 and 2017, respectively and -$0 and $10,311 of depreciation expense for the nine month period ended August 31, 2018 and 2017, respectively.

NOTE 5: ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The Company’s accounts payable and accrued expenses are as follows:

	August 31, 2018	November 30, 2017
Trade payables and accruals	$95,000	$364,141
Other liabilities	8,615	23,949
Total accounts payable and accrued expenses	$103,615	$388,090

We identified approximately $267,000 of previously recorded accounts payable which we determined were not valid payables. Of that total, $157,651 represented amounts recorded as amounts due to third parties, which we identified as balances already paid, non Nestbuilder liabilities and amounts that had already been previously settled that were not previously written off. The remaining $108,.000 were identified as intercompany related generated and therefore we adjusted our accounts payable related to those balances as an adjustment to additional paid in capital.

NOTE 6: DUE FROM/TO AFFILIATES

During the normal course of business, our former parent, RealBiz, received and/or made advances for operating expenses and various debt obligation conversions to/from its former parent company, Monaker Group, Inc. (“Monaker”). As a result of these transactions, RealBiz has recorded a receivable of $1,287,517 as of November 30, 2017. On May 11, 2016, RealBiz filed a lawsuit against Monaker seeking collection of this balance. All recoveries and liabilities associated with Monaker lawsuits have been transferred to Nestbuilder pursuant to the Contibution and Spin-Off Agreement. Due to uncertainty surrounding our ability to collect this amount, management has elected to record an allowance against the full amount of this receivable. On January 2, 2018 this matter was settled for $63,000 in cash (net of legal fees of $37,000) and $32,370 marketable securities of Monaker. The amount is recorded in gain on legal settlements in the accompanying statement of operations.

NOTE 7: RELATED PARTY TRANSACTIONS

Spin-Off of the Company

On July 31, 2018, RealBiz, our former parent company, effectuated the spin-off of the Company, which was a wholly owned subsidiary of RealBiz. Upon completion of the spin-off, RealBiz stockholders owned 100% of the outstanding shares of common stock of the Company. The spin-off was effectuated by way of a pro rata distribution of common stock of the Company to the RealBiz stockholders of record as of 5:00 p.m., Eastern time, on July 2, 2018. Each RealBiz stockholder received one share of common stock of the Company for every 900 shares of RealBiz common stock held by such stockholder on the record date. No fractional shares of common stock of the Company were issued. Instead, RealBiz stockholders received a check that represented cash in lieu of fractional shares, calculated based on $0.12 per share.

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

On January 2, 2018 the Monaker Lawsuits were settled for $63,000 in cash (net of legal fees of $37,000) and $32,370 of marketable securities of Monaker. The amount is recorded in gain on legal settlements in the accompanying statement of operations.

The Company received a settlement from a pending matter with Realbiz Media Group, Inc., our former parent, in the amount of $30,000 in January 2018 and also received 4,163,315 shares or Realbiz Media Group common stock in March 2018 valued at $16,653. The amount is recorded in gain on legal settlements in the accompanying statement of operations.

Convertible Promissory Notes

On August 17, 2018, Mr. Aliksanyan and Mr. Grbelja, both officers and board members of the Company, and Mr. McLeod, a board member of the Company, were issued convertible promissory notes in the amount of $12,500 each. (See note 9)

NOTE 8: STOCKHOLDERS’ EQUITY

The total number of shares of all classes of stock that the Company has the authority to issue is 275,000,000 shares consisting of: 250,000,000 shares of common stock with a $0.0001 par value per shares; and 25,000,000 shares of preferred stock, par value $0.0001 per share. As of August 31, 2018 there were 1,108,058 common shares issued and outstanding and no preferred shares issued and outstanding. The issued and outstanding shares of common stock were owned by the shareholders of our former parent company, RealBiz, as a result of the spin-off of the Company effectuated by RealBiz on July 31, 2018.

NOTE 9: CONVERTIBLE PROMISSORY NOTES PAYABLE

On August 17, 2018, the Company issued six promissory notes, in the principal amount totaling $75,000. The Notes accrue interest at a rate of 2.5% per annum and mature on February 28, 2019. Pursuant to the terms of the Notes, the Company may prepay the principal amount of the note together with accrued interest at any time prior to the date of maturity without a prepayment penalty. Pursuant to the terms of the Notes, the holders of the Notes have the right, at their option, at any time, to convert the principal amount of the Notes, and any accrued interest, into our common stock at a conversion price of $0.12 per share. However, each holder of a Note will not have the right to convert any portion of his Note if the holder (together with his affiliates) would beneficially own in excess of 4.99% of the number of shares of our common stock outstanding immediately after giving effect to the conversion, as such percentage ownership is determined in accordance with the terms of the Note. Each Holder has the right to waive the foregoing conversion limitation, in whole or in part, upon and effective after 61 days prior written notice to us. If all of the Notes were converted, the Company would be required to issue 625,000 shares of common stock to the noteholders.

Mr. Aliksanyan and Mr. Grbelja, who are both officers and board members of the company, were issued notes in the amount of $12,500 each. Mr. McLeod, who is a board member, was issued a note in the amount of $12,500.

NOTE 10: SUBSEQUENT EVENTS

On September 18, 2018, we entered into a settlement agreement with a holder (the “RealBiz Noteholder”) of two convertible promissory notes issued to the RealBiz Noteholder by RealBiz, our former parent company (collectively, the “RealBiz Notes”). The RealBiz Noteholder claimed that under the RealBiz Notes it was contractually entitled to receive shares of our common stock in connection with our spin-off from RealBiz on July 31, 2018. Pursuant to the settlement agreement, we issued to the RealBiz Noteholder a total of 129,225 unrestricted shares of our common stock in connection with our spin-off from RealBiz in exchange for a release of any additional claims arising out of the RealBiz Notes and our spin-off from RealBiz.

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

On July 31, 2018, RealBiz Media Group, Inc., a Delaware corporation (“RealBiz”) effectuated the spin-off of the Company, which was a wholly owned subsidiary of RealBiz. Upon completion of the spin-off, RealBiz stockholders owned 100% of the outstanding shares of common stock of the Company. The spin-off was effectuated by way of a pro rata distribution of common stock of the Company to the RealBiz stockholders of record as of 5:00 p.m., Eastern time, on July 2, 2018. Each RealBiz stockholder received one share of common stock of the Company for every 900 shares of RealBiz common stock held by such stockholder on the record date. No fractional shares of common stock of the Company were issued. Instead, RealBiz stockholders received a check that represented cash in lieu of fractional shares, calculated based on $0.12 per share.

Results of Operations for the Three Months Ended August 31, 2018 and 2017

Revenues

Total revenue for the three months ended August 31, 2018 was $66,718 compared to $103,119 for the three months ended August 31, 2017, a decrease of $36,401 or 35%. The decrease is primarily a result of the continuing decline in our legacy virtual tour business.

Cost of Revenue

Cost of revenues totaled $35,887 for the three months ended August 31, 2018, compared to $39,128 for the three months ended August 31, 2017, representing a decrease of $2,241 or 5.7%. The decline in costs is primarily the result of reduction in server costs.

Operating Expenses

Our operating expenses, which include salaries and benefits, selling and promotion, amortization and depreciation and general and administrative expenses, increased $1,364 or 3.7% to $38,295, for the three months ended August 2018 compared to $36,931 for the three months ended August 2017. The net increase was substantially due to a decrease in salary and benefit expense of $8,339, increased sales and marketing expense of $988 and higher general and administrative expenses of $8,715. A breakdown of general and administrative expenses is as follows:

	Three Month Ended
	August 31,
Expense	2018	2017	Increase/(Decrease)
Professional fees and legal fees	$10,629	$400	$10,229
Insurance	683	153	530
Miscellaneous	2,291	4,335	(2,044)
Total	$13,603	$4,888	$8,715

Other Income (Expenses)

Our other income, net, increased by $172,603 for the three months ended August 31, 2018 versus the prior year. A summary of other income (expense) is as follows:

	Three Month Ended
	August 31,
Expense	2018	2017	Increase/(Decrease)
Gain on cancellations of accounts payable	$159,641	$-	$159,641
Unrealized gain on marketable securities	12,962	-	12,962
Total	$172,603	$-	$172,603

We identified approximately $267,000 of previously recorded accounts payable which we determined were not valid payables. Of that total, $157,651 represented amounts recorded as amounts due to third parties, which we identified as balances already paid, non Nestbuilder liabilities and amounts that had already been previously settled that were not previously written off. We also recognized an unrealized gain in the market value of our marketable securities.

Net Income/Loss

We had net income of $165,139 for the three months ended August 31, 2018, compared to net income of $27,060 for the three months ended August 31, 2017, an increase of $138,079. The increase is primarily due to gains from cancellations of accounts payable as reflected as a component of other income.

Discussion of Results for the Nine Month Period Ended August 31, 2018 and 2017

Revenues

Total revenue for the nine months ended August 31, 2018 was $214,330 compared to $296,450 for the nine months ended August 31, 2017, a decrease of $82,120 or 27.7%. The decrease is primarily a result of declining legacy virtual tour business. Our legacy “on demand” video business has been declining on average 35% per year over the past two years. This trend is driven by our once unique technology being commoditized and offered as a “free” tool by many real estate web site producers.

Cost of Revenue

Cost of revenues totaled $98,255 for the nine months ended August 31, 2018, compared to $155,282 for the nine months ended August 31, 2017, representing a decrease of $57,027 or 36.7%. Cost of revenues consists primarily of engineering and server costs incurred in connection with maintenance of our online networks. The decline in costs is primarily the result of reduction in server costs.

Operating Expenses

Our operating expenses, which include salaries and benefits, selling and promotion, amortization and depreciation and general and administrative expenses, decreased $70,176 or 32% to 149,447, for the nine months ended August 31, 2018, compared to $219,623 for the nine months ended August 31, 2017. The decrease was substantially due to a decrease in salary and benefit expense of $57,872, lower sales and marketing expense of $769, lower depreciation expense of $10,311, offset by an increase in general and administrative expenses of $1,224. A breakdown of general and administrative expenses is as follows:

	Nine months Ended
	August 31,
General and administrative	2018	2017	Increase/(Decrease)
Professional Fees and legal fees	$56,578	$54,346	$2,232
Dues & subscriptions	3,323	3,317	6
Insurance	4,089	6,747	2,658
Miscellaneous	9,919	10,723	804
Total	$73,909	$75,133	$1,224

Other Income (Expenses)

Our other income, net, increased by $284,794 for the nine months ended August 31, 2018 versus the prior year. A summary of other income (expense) is as follows:

	Nine months Ended
	August 31,
	2018	2017	Increase/(Decrease)
Gain on legal settlements	$179,023	-	$179,023
Gain on cancellation of accounts payable	159,641	-	159,641
Unrealized loss on marketable securities	(16,870)	-	(16,870)
Legal fees in connection with settlements	(37,000)	-	(37,000)
Total	$286,794	-	$286,794

Other income increase over the prior period as a result of the settlement of various pending litigation with our former parent, Realbiz Media Group and also the Monaker Group. As part of those settlements, we were issued common shares of both entities. We recorded unrealized loss from our marketable securities for the current nine month period. In addition, we identified approximately $267,000 of previously recorded accounts payable which we determined were not valid payables. Of that total, $157,651 represented amounts recorded as amounts due to third parties, which we identified as balances already paid, non Nestbuilder liabilities and amounts that had already been previously settled that were not previously written off.

Net Income/Loss

We had net income of $251,422 for the nine months ended August 31, 2018, compared to net loss of $78,455 for the nine months ended August 31, 2017, an increase of $329,877. The increase is primarily due to gains from accounts payable and legal settlements.

Liquidity and Capital Resources; Anticipated Financing Needs

At August 31, 2018, we had $147,174 cash on-hand, an increase of $125,509 from the beginning of the fiscal year balance of $21,665.

Net cash provided by operating activities was $99,532 for the nine months ended August 31, 2018, an increase of $171,138 from the $71,606 of cash used in operations during the nine months ended August 31, 2017. This increase was primarily due lower cash-based costs as compared to the prior year and also awards of legal settlements pertaining to settled lawsuits.

Net cash used in investing activities was $49,023 and $0 for the nine months ended August 31, 2018 and 2017 from marketable securities received in legal settlements.

Net cash provided by financing activities was $75,000 for the nine months ended August 31, 2018, from proceeds from convertible promissory notes issued and $86,711 for nine months ended August 31, 2017.

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

The Company believes its income tax filing positions and deductions will be sustained upon examination and, accordingly, no reserves, or related accruals for interest and penalties has been recorded at August 31, 2018 and 2017.

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

Recently Issued Accounting Pronouncements

In August 2014, the FASB issued (ASU No. 2014-09), Revenue from Contracts with Customers (Topic 606). ASU 2014-09 establishes a single comprehensive model for entities to use in accounting for revenue arising from outside contracts with customers and supersedes most of the existing revenue recognition guidance and notes that lease contracts with customers are a scope exception. ASU 2014-09 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services and also requires certain additional disclosures. On August 12, 2015, the FASB issued ASU 2015-14 to defer the effective date of ASU 2014-09. Public business entities August elect to adopt the amendments as of the original effective date, however, adoption is required for annual reporting periods beginning after December 15, 2017. The Company is currently assessing the impact of the guidance on our consolidated financial statements and notes to our consolidated financial statements.

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

ITEM 4 Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Disclosure controls and procedures include, without limitation, controls and other procedures that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of August 31, 2018.

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

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our financial statements may not be prevented or detected on a timely basis. In light of this material weakness, we performed additional analyses and procedures in order to conclude that our unaudited financial statements for the quarter ended August 31, 2018, included in this Quarterly Report on Form 10-Q were fairly stated in accordance with GAAP. Accordingly, management believes that despite our material weaknesses, our unaudited financial statements for the quarter ended August 31, 2018 are fairly stated, in all material respects, in accordance with GAAP.

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

PART II – OTHER INFORMATION

ITEM 1 Legal Proceedings

In the ordinary course of business, we may from time to time be involved in various pending or threatened legal actions. The litigation process is inherently uncertain and it is possible that the resolution of such matters might have a material adverse effect upon our financial condition and/or results of operations. However, in the opinion of our management, matters currently pending or threatened against us are not expected to have a material adverse effect on our financial position or results of operations.

ITEM 1A Risk Factors

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

There is no information required to be disclosed by this Item.

ITEM 3 Defaults Upon Senior Securities

There is no information required to be disclosed by this Item.

ITEM 4 Mine Safety Disclosures

There is no information required to be disclosed by this Item.

ITEM 5 Other Information

There is no information required to be disclosed by this Item.

ITEM 6 Exhibits

Exhibit No.	Exhibit Description

2.1 (1)	Contribution and Spin-Off Agreement, dated as of October 27, 2017, by and among RealBiz Media Group, Inc., Anshu Bhatnagar, for purposes of Section 2.3 only, NestBuilder.com Corp., and Alex Aliksanyan

2.2 (2)	Memorandum of Understanding dated December 29, 2016, by and between Anshu Bhatnagar and Alex Aliksanyan

2.3 (2)	Amended and Restated Agreement dated January 2, 2017, by and among RealBiz Media Group, Inc., Anshu Bhatnagar and Alex Aliksanyan

2.4 (2)	First Amendment to Contribution and Spin-Off Agreement dated as of January 29, 2018, by and between RealBiz Media Group, Inc., Anshu Bhatnagar, NestBuilder.com Corp., and Alex Aliksanyan

3.1 (1)	Articles of Incorporation of NestBuilder.com Corp.

3.2 (1)	Bylaws of NestBuilder.com Corp.

10.1 (3)	Settlement Agreement dated December 22, 2017, by and between Monaker Group, Inc., RealBiz Media Group, Inc., American Stock Transfer & Trust Company , LLC, and NestBuilder.com Corp.

99.1 (4)	Information Statement of NestBuilder.com Corp. dated July 23, 2018

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

(4) Incorporated by reference from Amendment No. 5 to our registration statement on Form 10/A, filed with the Commission on July 23, 2018.

* Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nestbuilder.com Corp.

Dated: October 15, 2018	By:	/s/ Alex Aliksanyan
	Name:	Alex Aliksanyan
	Title:	President

