Form 10-K
period 2018-11-30
Nestbuilder.com Corp.
filed 2019-02-28
CIK 1725516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2018

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________.

Commission file number 000-55875

Nestbuilder.com Corp.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	82-3254264 (I.R.S. Employer Identification No.)

201 W. Passaic Street, Suite 301 Rochelle Park, NJ (Address of principal executive offices)	07662 (Zip Code)

Registrant’s telephone number, including area code (201) 845-7001

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.0001

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [  ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. [  ] Yes [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). [X] Yes [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
		Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

[  ] Yes [X] No

As of May 31, 2018, no shares of the registrant’s common stock were held by non-affiliates of the registrant.

As of February 24, 2019, there were 1,443,196 shares of common stock, par value $0.0001, issued and outstanding.

Documents Incorporated by Reference

None.

NESTBUILDER.COM CORP.

FORM 10-K ANNUAL REPORT

FOR THE FISCAL YEAR ENDED NOVEMBER 30, 2018

PART I

Cautionary Statement Regarding Forward Looking Statements

This Annual Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the “Exchange Act”). These statements are based on management’s beliefs and assumptions, and on information currently available to management. Forward-looking statements include the information concerning possible or assumed future results of operations of the Company set forth under the heading “Management’s Discussion and Analysis of Financial Condition or Plan of Operation.” Forward-looking statements also include statements in which words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “consider” or similar expressions are used.

Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions. Our future results and shareholder values may differ materially from those expressed in these forward-looking statements. Readers are cautioned not to put undue reliance on any forward-looking statements.

ITEM 1 – BUSINESS

History

We were incorporated in the State of Nevada on January 10, 2017 as a wholly-owned subsidiary of RealBiz Media Group, Inc., a Delaware corporation (“RealBiz”). On October 27, 2017, we, RealBiz, Anshu Bhatnagar and Alex Aliksanyan entered into a Contribution and Spin-Off Agreement, as amended by a First Amendment to Contribution and Spin-Off Agreement dated as of January 29, 2018 (the “Spin-Off Agreement”). Under the Spin-Off Agreement, we and RealBiz agreed, among other things, to use commercially reasonable efforts to effectuate a pro rata distribution of our common stock to RealBiz stockholders. In addition, in furtherance of the separation and distribution described in the Spin-Off Agreement, RealBiz contributed to us certain of its assets and liabilities, including all tangible and intangible assets related to its digital media and marketing services for the real estate industry.

On July 31, 2018, RealBiz effectuated our spin-off from RealBiz. Upon completion of the spin-off, RealBiz stockholders owned 100% of the outstanding shares of our common stock. The spin-off was effectuated by way of a pro rata distribution of our common stock to the RealBiz stockholders of record as of July 2, 2018. Each RealBiz stockholder received one share of our common stock for every 900 shares of RealBiz common stock held by such stockholder on the record date. No fractional shares of our common stock were issued. Instead, RealBiz stockholders received a check that represented cash in lieu of fractional shares.

The Company

We are engaged in the business of providing digital media and marketing services for the real estate industry. We currently generate revenue from service fees (video creation and production and website hosting (ReachFactor)) and product sales (Microvideo app). We were formed through the merging of three divisions: (i) our fully licensed real estate division (formerly known as Webdigs); (ii) our TV media contracts (Home Preview Channel /Extraordinary Vacation Homes) division; and (iii) our Real Estate Virtual Tour and Media group (Realbiz 360). The assets of these divisions were used to create a new suite of real estate products and services that create stickiness through the utilization of video, social media and loyalty programs. At the core of our programs is our proprietary video creation technology which allows for an automated conversion of data (text and pictures of home listings) to a video with voice and music. We provide video search, storage and marketing capabilities on multiple platform dynamics for web and mobile. Once a home, personal or community video is created using our proprietary technology, it can be published to social media, email or distributed to multiple real estate websites.

Products and Services

We currently offer the following products and services:

Enterprise Video Production: We service some of the largest and well known franchisor accounts in the North America Real Estate Market in compiling listings into a Video format and distributing to those franchisor’s websites, brokers and agents and lead generation platforms 24/7. Some of these multiyear contracts produced over 10 million video listings from 2012-2014. These volumes, however, have declined in 2017 and 2018. We currently have the ability to produce over 15,000 videos per day and have exclusive agreements with key players such as NRT systems.

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

We launched a new real estate platform in the direct to consumer space in October 2018. The new product is designed to enable buyers and sellers of residential real estate to market and sell properties to each other without an agent. This platform is the result of two years of engineering and development work by our engineering team. All work was performed by in house staff and all licenses are owned by us. The new product represents our first foray into the business to consumer space that will attract the great majority of US homeowners. We expect to complete test marketing of the new platform in the first quarter of 2019 upon completion of which we plan to move the platform into full marketing implementation on a nationwide basis.

Growth Strategy

Key Elements of our growth strategy during fiscal 2019 include:

Leverage our proprietary video technology. While our proprietary video technology has been developed for the real estate industry, we believe this technology can be applied to other industries as well. In particular, we believe that the used car sale industry could benefit from our automated and seamless development engine. We will continue to explore these and other similar opportunities.

Design and develop technology for the real estate industry. We will continue working to develop technologies to increase sales and efficiencies for the real estate professional. We are in the preliminary stages of creating a new website to enter into the business-to-consumer segment of the real estate industry. In October 2018, we launched a new real estate platform in the direct to consumer space to enable buyers and sellers of residential real estate to market and sell properties to each other without an agent.

Background and Industry Trends

We believe that the real estate market is undergoing a dramatic change not dissimilar to that previously experienced by traditional stock brokerages. We believe that the most critical aspect driving this change is the advent of the Internet as a tool for searching for and researching real estate, eliminating the commitments of time and expense involved with visiting multiple properties in person. According to the National Association of Realtors’ 2014 “Member Profile,” 89% of home buyers use the internet to search for a home, up from 74% in 2010. This mirrors the 69% who use a realtor for their search. Note: many buyers use both the internet and a realtor in their search. In addition, home sellers can use the Internet to check home valuations, track the housing market and research comparable sales information. The majority of consumers used the Internet frequently to search for homes (81%), with consumers aged 33 or younger being higher than average (92%) and 59-67 year olds below (although still high at 69%). Searches are often conducted on mobile devices such as iPhones (47%), iPads (40%) or Androids (24%). One of the most significant trends for our business is that 70% of homebuyers search for and watch video home tours. Also, real estate searches on Google have grown 253% over the past four years.

The increased use of technology throughout the entire process of a typical residential real estate transaction is an important development in the real estate market. For instance, electronic communication and electronic data storage permits a real estate brokerage to quickly reproduce standard real estate transaction documents, store such documents and store other important information about customers and properties, and communicate quickly with other parties involved in real estate transactions (e.g., title companies, insurers, surveyors, inspectors and governmental agencies), all of which permits increased efficiencies in the process of buying and selling a home. The technological changes and developments generally make it possible to effect a greater volume of transactions with less effort and expense.

We believe the technological developments in the real estate market and the increased amount of information available to and used by ordinary consumers appear to be circumstances that are similar to those developments that eventually gave rise to the non-traditional stock brokerages which have intruded upon the market dominance of traditional stock brokerages over the past two decades. For example, we note that the non-traditional stock brokerages developed their services and products to compete primarily on the bases of price, consumer effort and technology. Their websites, such as TD Ameritrade or e-Trade, provide not only trading capacity for the average consumer, but also a tremendous amount of information about companies. In this regard, we note that there has recently been a proliferation of various Internet-related real estate businesses that seek to provide either specific and limited services or information relating to residential real estate transactions (e.g., ForSaleByOwner.com, BuyOwner.com, Realtor.com, Trulia.com and Zillow.com). Like the non-traditional stock brokerages, these businesses typically rely on consumer effort, technology and price as the bases for competition.

However, the market models of Zillow/Trulia and Realtor are now in direct conflict with the enterprises that own the listings and that make the actual sales. The Zillow group’s main revenues are generated by advertising the listing as though another agent owned the listing, an agent that had paid Zillow for such display. Unaware, the consumer thus interacts with the displayed agent thinking they are the one that controls the listing. Then the display agent contacts the true agent and askes to 50/50 split the commission due on the sale. As the consumer power of the Zillow group has grown exponentially, they have substantially cut into the profits of the enterprises and agents that actually own the listings. Thus the battle lines are now drawn between the Zillow group and groups such as Realogy member of companies and Keller Williams.

We foresee direct and continuous pushback in 2019 by the enterprises against the Zillow group, in trying to neutralize their marketing power and take ownership back of their listings. As publicly owned companies the Zillow group can only grow revenues by increasing advertising rates to the agent community which strikes deep into agent discontent with the enterprises and the resulting demand in action. This competitive model is unique to the real estate industry and clearly will not follow the path of the aforementioned financial portals.

Website and Mobile Applications

We are utilizing our proprietary technology along with our industry contracts to create two separate and very important critical paths for real estate professionals and their organizations to follow. By using our video processing capabilities combined with micro-site and website building techniques we have created an agent/broker micro-site product that leverages best practices in SEO (search engine optimization) on the agent/brokers behalf and delivers a web and mobile friendly rich media experience to consumers. This solution provides the broker a significant increase in organic ranking in local searches, increased site traffic and by doing so, reduces the agent/broker dependency on traditional listing aggregators. Secondly, by integrating marketing capabilities into a single powerful platform, we have entered the direct to agent sales model through Nestbuilder Agent 2.0, our proprietary marketing toolset. This strategy lowers risk threshold by distributing revenues throughout 1,200,000 registered agents in the US as well as providing a pathway to developing accelerating revenue stream via a monthly subscription model. While the former video generator intensive model for us will continue to be our primary revenue generator, we believe that our Nestbuilder Agent 2.0 will become the next generation of marketing for the real estate industry.

Market and Competition

The National Association of Realtors has approximately 1.2 million members, of which we estimate roughly half are active and associated with at least one real estate brokerage firm.

Presently, Zillow is the largest independent real estate market site, as measured by homes in its database and unique visitors to its website. In 2015, Zillow completed its acquisition of Trulia making it the single most powerful name in the real estate web marketplace. A full 29% of web property searches were conducted on the joint platforms in 2015. As part of the industry consolidation, NewsCorp recently acquired the 3rd largest real estate portal, Realtor.com. Additionally there are a variety of other websites which have meaningful market share and listing information. We believe a battle for the consumer mindset is now underway as the real estate enterprises enter into a competitive setting against Zillow/Trulia/Realtor/Homes. We also believe we can benefit from the acrimony as we have positioned ourselves as the friends of the enterprises and offer products and capabilities that will enhance the position of the enterprises by leveraging our technology.

Customers

We have experienced substantial customer losses in our legacy businesses due to our proprietary Virtual Tour technology being overtaken by open source coding and clients taking the service in house and offering as an added benefit to agents, free of charge. As a result, in 2018, our legacy business revenue was down 32%.

Industry Segments

We currently operate in one primary operating segment, real estate, mainly through web-assisted services.

Seasonality of Business

The residential real estate market has traditionally experienced seasonality, with a peak in the spring and summer seasons and a decrease in activity during the fall and winter seasons. Revenues in each quarter can be significantly affected by activity during the prior quarter, given the time lag between contract execution and closing. A typical real estate transaction has a 30 day lag between contract signing and closing of the transaction.

Environmental Regulation

We are not subject to environmental regulations that have a material effect upon our capital expenditures or otherwise.

Other Regulation

We are subject to governmental regulation by federal, state and local regulatory authorities with respect to our operations. We operate several Internet websites that we use to distribute information about and provide our services and content. Internet services are now subject to regulation in the United States relating to the privacy and security of personally identifiable user information and acquisition of personal information from children under the age of 13, including the federal Child Online Protection Act (COPA) and the federal Controlling the Assault of Non-Solicited Pornography and Marketing Act (CAN-SPAM). In addition, a majority of states have enacted laws that impose data security and security breach obligations. Additional federal and state laws and regulations may be adopted with respect to the Internet or other online services, covering such issues as user privacy, child safety, data security, advertising, pricing, content, copyrights and trademarks, access by persons with disabilities, distribution, taxation and characteristics and quality of products and services. In addition, to the extent we offer products and services to online consumers outside the United States, the laws and regulations of foreign jurisdictions, including, without limitation, consumer protection, privacy, advertising, data retention, intellectual property, and content limitations, may impose additional compliance obligations on us.

Intellectual Property

We have been granted perpetual licenses of patents which the Company uses for imaging and streaming tiled images as well as 3D image and warping technologies.

Employees

The Company currently has 2 full-time employees.

ITEM 1A – RISK FACTORS.

As a smaller reporting company we are not required to provide a statement of risk factors. Nonetheless, we are voluntarily providing risk factors herein.

Any investment in our common stock involves a high degree of risk. You should consider carefully the following information, together with the other information contained in this annual report, before you decide to buy our common stock. If one or more of the following events actually occurs, our business will suffer, and as a result our financial condition or results of operations will be adversely affected. In this case, the market price, if any, of our common stock could decline, and you could lose all or part of your investment in our common stock.

We face risks in developing our products and services and eventually bringing them to market. We also face risks that we will lose some, or all, of our market share in existing businesses to competition, or we risk that our business model becomes obsolete. The following risks are material risks that we face. If any of these risks occur, our business, our ability to achieve revenues, our operating results and our financial condition could be seriously harmed.

Risks Relating to Our Business

We have no history of profitability.

Our business has never generated a yearly profit. As a young company, we are subject to all of the risks associated with a new business enterprise. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stages of development, especially in challenging and competitive industries such as residential real estate and particularly in light of current general economic, real estate and credit market conditions.

We do not yet have a significant operating history which would provide you with meaningful information about our past or future operations. The Company has not yet achieved positive cash flow on a monthly basis during any fiscal year including the current fiscal year ending November 30, 2018 and there is significant risk to the survival of the enterprise.

There is substantial doubt about our ability to continue as a going concern.

We have had net losses for the years ended November 30, 2018 and 2017. Since the financial statements were prepared assuming that we would continue as a going concern, these conditions coupled with our current liquidity position raise substantial doubt about our ability to continue as a going concern. Furthermore, since we are pursuing new products and services, this diminishes our ability to accurately forecast our revenues and expenses. We expect that our ability to continue as a going concern depends, in large part, on our ability to generate sufficient revenues, limit our expenses without sacrificing customer service, and obtain necessary financing. If we are unable to raise additional capital, we may be forced to discontinue our business.

We will require additional financing in the future, but such financing may not be available to us.

If adequate funds are not available on acceptable terms, we may be unable to fund the operation of our business. As a result, we would likely be forced to dramatically alter or cease operations. To date, our revenues from operations have not generated cash flow sufficient to finance our operations and growth. We will require as a result significant additional capital to continue our operations. There can be no assurance given that we will be able to secure additional financing in the future.

We critically rely on our executive management, and the loss of certain members of management would materially and negatively affect us.

Our success materially depends upon the efforts of our management and other key personnel, including but not limited to our Chief Executive Officer, Alex Aliksanyan. If we lose the services of any of these members of management, our business would be materially and adversely affected. We have entered into formal employment agreements with Mr. Aliksanyan and our Chief Financial Officer, Thomas M. Grbelja; however, their employment agreements are for a term of only one year. Furthermore, we do not have “key person” life insurance, and we do not presently intend to purchase such insurance.

Our future success also depends upon our ability to attract and retain highly qualified management personnel and other employees. Any difficulties in obtaining, retaining and training qualified employees could have a material adverse effect on our results of operation or financial condition. The process of identifying such personnel with the combination of skills and attributes required to carry out our strategy is often lengthy. Any difficulties in obtaining and retaining qualified managers and employees could have a material adverse effect on our results of operation or financial condition.

We may be unable to obtain sufficient market acceptance of our services.

The market for residential real estate sales is well-established. However, the market for non-traditional residential real estate sales is relatively new, developing and even more uncertain. As is typical in the case of a new and rapidly evolving industry, demand and market acceptance for products and services are subject to tremendous uncertainty. Our future growth and financial performance will almost entirely depend upon consumers’ acceptance of our products and services. In this regard, the failure of advertisers to accept our model or the inability of our services to satisfy consumer expectations, would have a material adverse effect on our business, and could cause us to cease operations.

We rely on third parties for key aspects of the process of providing services to our customers, and any failure or interruption in the services provided by these third parties could harm our ability to operate our business and damage our reputation.

We rely on third-party vendors, including website providers and information technology vendors. Any disruption in access to the websites developed and hosted by these third-party providers or any failure of these third-party providers to handle current or higher volumes of use could significantly harm our business. Any financial or other difficulties our providers face may have negative effects on our business, the nature and extent of which we cannot predict. We exercise little or no control over all of these third-party vendors, which increases our vulnerability to problems with the services they provide.

In addition, we license technology and related databases from third parties to facilitate aspects of our website and connectivity operations. Any errors, failures, interruptions or delays experienced in connection with these third-party technologies and information services could materially and negatively impact our relationship with our customers and adversely affect our brand and our business. It is possible that such errors, failures, interruptions or delays could even expose us to liabilities to our customers or other third parties.

Interruption or failure of our information technology and communications systems would impair our ability to effectively provide our services, which could in turn damage our reputation and harm our business.

Our ability to provide our services critically depends on the continuing operation of our information technology and communications systems. Any damage to or failure of our systems would likely result in interruptions in our service to customers and the closings of real estate transactions from which we principally derive revenue. Accordingly, interruptions in our service would likely reduce our revenues and profits, and our brand could be damaged, perhaps irreparably, if people believe our system and services are unreliable.

To our knowledge, our systems are vulnerable to damage or interruption from terrorist or malicious attacks, floods, tornados, fires, power loss, telecommunications failures, computer viruses and other attempts to harm our systems, and similar types of events. Some of our systems are not fully redundant (i.e., backed up), and our disaster recovery planning cannot account for all eventualities. The occurrence of a natural disaster, or a decision to close a facility we are using without adequate notice for financial reasons, could result in lengthy interruptions in our service. Any unscheduled interruption in our service would likely place a burden on our entire organization and result in an immediate loss of revenue. The steps we have taken to increase the reliability and redundancy of our systems are expensive, reduce our operating margin and even then may not be successful in reducing the frequency or duration of unscheduled downtime.

Any failure to maintain the security of the information relating to our company and customers, whether as a result of cybersecurity attacks on our information systems or otherwise, could damage our reputation, result in litigation or other legal actions against us, cause us to incur substantial additional costs, and materially adversely affect our business and operating results.

We receive and store in our digital information systems certain personal information about our customers. Some of that information is stored digitally in connection with our digital platforms. We also utilize third-party service providers for a variety of reasons, including, without limitation, for encryption and authentication technology, content delivery to customers, back-office support, and other functions. Such providers may have access to information we hold about our customers. In addition, our eCommerce operations depend upon the secure transmission of confidential information over public networks, including information permitting cashless payments.

Cyber threats are rapidly evolving and those threats and the means for obtaining access to information in digital and other storage media are becoming increasingly sophisticated. Cyber threats and cyber-attackers can be sponsored by countries or sophisticated criminal organizations or be the work of single “hackers” or small groups of “hackers.” As cyber threats evolve, change and become more difficult to detect and successfully defend against, one or more cyber-attacks might defeat our or a third-party service provider’s security measures in the future and obtain the personal information of customers.

Employee error or malfeasance, faulty password management or other irregularities may also result in a defeat of our or our third-party service providers’ security measures and a breach of our or their information systems. Moreover, hardware, software or applications we use may have inherent defects of design, manufacture or operations or could be inadvertently or intentionally implemented or used in a manner that could compromise information security. We or our third-party service providers may not discover any security breach and loss of information for a significant period of time after the security breach occurs.

Any breach of our security measures or any breach, error or malfeasance of those of our third-party service providers and loss of our confidential information, or any failure by us to comply with applicable privacy and information security laws and regulations, could cause us to incur significant costs to protect any customers whose personal data was compromised and to restore their confidence in us and to make changes to our information systems and administrative processes to address security issues and compliance with applicable laws and regulations.

In addition, such events could be widely publicized and could materially adversely affect our reputation with our customers and shareholders, could harm our competitive position, and could result in a material reduction in our net sales, thereby materially adversely affecting our operations, net sales, results of operations, financial condition, cash flows and liquidity. Such events could also result in the release to the public of confidential information about our operations and financial condition and performance and could result in litigation or other legal actions against us or the imposition of penalties, fines, fees or liabilities, which may not be covered by our insurance policies. Moreover, a security breach could require us to devote significant management resources to address the problems created by the security breach and to expend significant additional resources to upgrade further the security measures we employ to guard personal information against cyber-attacks and other attempts to access such information and could result in a disruption of our operations, particularly our digital retail operations.

We accept payments using credit and debit cards, and we may offer new payment options over time, which may have information security risk implications. As an online business accepting debit and credit cards for payment, we are subject to various industry data protection standards and protocols, such as payment network security operating guidelines and the Payment Card Industry Data Security Standard. We cannot be certain that the security measures we maintain to protect all of our information technology systems are able to prevent, contain or detect any cyber-attacks, cyber terrorism, or security breaches from known cyber-attacks or malware that may be developed in the future. To the extent that any cyber-attack or incursion in our or one of our third-party service provider’s information systems results in the loss, damage or misappropriation of information, we may be materially adversely affected by claims from customers, financial institutions, regulatory authorities, payment card networks and others. In certain circumstances, payment card association rules and obligations to which we are subject under our contracts with payment card processors make us liable to payment card issuers if information in connection with payment cards and payment card transactions that we hold is compromised, which liabilities could be substantial. In addition, the cost of complying with stricter and more complex data privacy, data collection and information security laws and standards could be significant to us.

Our operations are dependent upon our ability to protect our intellectual property, which could be costly.

Our technology is the cornerstone of our business and our success will depend in part upon protecting any technology we use or may develop from infringement, misappropriation, duplication and discovery, and avoiding infringement and misappropriation of third party rights. Our intellectual property is essential to our business, and our ability to compete effectively with other companies depends on the proprietary nature of our technologies. We do not have patent protection for our proprietary video on demand technology. We rely upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop, maintain, and strengthen its competitive position. Although we intend to have confidentiality provisions in the agreements we enter into with our employees and independent contractors, there can be no assurance that such agreements can fully protect our intellectual property, be enforced in a timely manner or that any such employees or consultants will not violate their agreements with us.

Furthermore, we may have to take legal action in the future to protect our trade secrets or know-how, or to defend them against claimed infringement of the rights of others. Any legal action of that type could be costly and time-consuming to us, and there can be no assurance that such actions will be successful. The invalidation of key proprietary rights which we own or unsuccessful outcomes in lawsuits to protect our intellectual property may have a material adverse effect on our business, financial condition and results of operations.

If we cannot adequately protect our intellectual property rights, our competitors may be able to compete more directly with us, which could adversely affect our competitive position and, as a result, our business, financial condition and results of operations.

We are required to comply with governmental regulations, which will increase our costs and could prohibit us from conducting business in certain jurisdictions.

We are subject to governmental regulation by federal, state and local regulatory authorities with respect to our real estate business. Governmental bodies may change the regulatory framework within which we intend to operate, without providing any recourse for adverse effects that the change may have on our business.

We can give no assurance that we will be able to comply with existing laws and regulations, that additional regulations that harm our business will not be adopted, or that we will continue to maintain our licenses, approvals or authorizations. Our failure to comply with applicable laws and regulations, or the adoption of new laws and regulations restricting our intended operations, could have a material adverse effect on our business and could cause us to cease operations.

The efforts of the National Association of Realtors or other organizations could prevent us from operating our business, and could lead to the imposition of significant restrictions on our operations.

The National Association of Realtors, which represents real estate brokerages, has issued rules that attempt to block access of web-assisted real estate companies to the Multiple Listing System (MLS) and may adopt additional rules intended to reduce or eliminate competition from web-assisted (online) discount real estate businesses such as ours. Our business is dependent upon the ability to access the MLS to be competitive. We can give no assurance that the National Association of Realtors will not be successful in preventing our access to the MLS, or that it or another organization will not be successful in adopting rules or imposing other restrictions on web-assisted real estate businesses such as ours. Such adoption or imposition of regulations or restrictions would have a material adverse effect on our business.

Competition in the traditional and online residential real estate industry is intense.

The residential real estate industry is highly competitive. We believe that important competitive factors in this industry include (but are not limited to) price, service, and ease of use. We presently face competition from numerous companies engaged in traditional residential real estate marketing services and we expect online competition to increase in the future from existing and new competitors. Most of our current and potential competitors have substantially greater financial, marketing and technical resources than us, as well as significant operating histories. Accordingly, we may not be able to compete successfully against new or existing competitors. Furthermore, competition may reduce the prices we are able to charge for our services, thereby potentially lowering revenues and margins, which would likely have a material adverse effect on our results of operation and financial condition.

The online residential real estate industry is subject to significant and rapid technological change.

The online residential real estate industry is subject to rapid innovation and technological change, shifting customer preferences, new service introductions and competition from traditional real estate brokerage firms. Competitors in this market have frequently taken different strategic approaches and have launched substantially different products or services in order to exploit the same perceived market opportunity. Although we believe that we are offering a unique solution, there can be no assurance that our services will be competitive technologically or otherwise, or that any other services developed by us will be competitive.

Our ability to compete in this industry will depend upon, among other things, broad acceptance of our services and on our ability to continually improve current and future services we may develop to meet changing customer requirements. There can be no assurance that we will successfully identify new service or product opportunities and develop and bring to the market new and enhanced solutions in a timely manner, that such products or services will be commercially successful, that we will benefit from such development, or that products and services developed by others will not render our products and services noncompetitive or obsolete. If we are unable to penetrate markets in a timely manner in response to changing market conditions or customer requirements, or if new or enhanced products or services do not achieve a significant degree of market acceptance, our business would be materially and adversely affected.

We may be impacted by general economic conditions within the United States residential real estate market.

The residential real estate market has experienced vast fluctuations in recent times. In some years, real estate home sales are brisk, while in other years the residential real estate market has been stagnant. Our ability to attract home sellers and buyers to use our website will, in part, depend upon consumers’ willingness in general to buy or sell a home. When consumers sense that the overall economy is not doing well, they are less likely to make an expensive purchase such as a home.

We have identified material weaknesses in our internal controls, and we cannot provide assurances that these weaknesses will be effectively remediated or that additional material weaknesses will not occur in the future. If our internal control over financial reporting or our disclosure controls and procedures are not effective, we may not be able to accurately report our financial results, prevent fraud, or file our periodic reports in a timely manner, which may cause investors to lose confidence in our reported financial information and may lead to a decline in the value of our common stock.

Our initial evaluation of our internal controls resulted in our conclusion that our disclosure controls and procedures and that our internal control over financial reporting were not effective. Effective internal controls are necessary for us to provide reliable financial reports. All internal control systems, no matter how well designed, have inherent limitations. Even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. In our case, our failure to achieve and maintain an effective internal control environment could cause us to be unable to produce reliable financial reports or prevent fraud. This may cause investors to lose confidence in our reported financial information, which could in turn have a material adverse effect on the value of our common stock.

Our lack of an independent audit committee and audit committee financial expert at this time may hinder our Board of Directors’ effectiveness in fulfilling the functions of the audit committee without undue influence from management and until we establish such committee will prevent us from obtaining a listing on a national securities exchange.

Although our common stock is not listed on any national securities exchange, for purposes of independence we use the definition of independence applied by NASDAQ. Currently, we have no independent audit committee. Our full Board of Directors functions as our audit committee and is currently comprised of three directors, none of whom are considered to be “independent” in accordance with the requirements set forth in NASDAQ Listing Rule 5605(a)(2). An independent audit committee plays a crucial role in the corporate governance process, assessing our Company’s processes relating to our risks and control environment, overseeing financial reporting, and evaluating internal and independent audit processes. The lack of an independent audit committee may prevent the Board of Directors from being independent from management in its judgments and decisions and its ability to pursue the responsibilities of an audit committee without undue influence. We may have difficulty attracting and retaining directors with the requisite qualifications. If we are unable to attract and retain qualified, independent directors, the management of our business could be compromised.

Our Board of Directors acts as our compensation committee, which presents the risk that compensation and benefits paid to those executive officers who are board members and other officers may not be commensurate with our financial performance.

A compensation committee consisting of independent directors is a safeguard against self-dealing by company executives. Our Board of Directors acts as the compensation committee and determines the compensation and benefits of our executive officers, administers our employee stock and benefit plans, and reviews policies relating to the compensation and benefits of our employees. Our lack of an independent compensation committee presents the risk that our executive officer on the board may have influence over his personal compensation and benefits levels that may not be commensurate with our financial performance.

We are obligated to indemnify RealBiz against certain damages, costs and expenses.

In connection with our separation from RealBiz, on October 27, 2017, we, RealBiz, Anshu Bhatnagar and Alex Aliksanyan entered into a Contribution and Spin-Off Agreement, as amended by a First Amendment to Contribution and Spin-Off Agreement dated as of January 29, 2018 (the “Spin-Off Agreement”). Under the Spin-Off Agreement, we are required to indemnify RealBiz against damages, costs and expenses resulting from events occurring at RealBiz prior to January 2, 2017. As a result, if an event occurring at RealBiz prior to January 2, 2017 results in liability for which RealBiz is obligated to pay, then we may be subject to liabilities from our indemnification obligations, which could materially adversely affect our financial condition and our ability to continue as a going concern.

Risks Relating to Our Common Stock

Our common stock is not quoted or traded in any market, limiting liquidity opportunities for investors.

Our common stock is not quoted on any market or exchange, and it is possible that our common stock will never be quoted or listed on any market or exchange. Even if our common stock becomes listed or commences trading, the volume trading in our common stock may be insufficient for stockholders to liquidate common stock at a profit, or at all. As a result, an investor in our common stock may find it difficult to dispose of shares of our common stock or obtain a fair price for our common stock in the market if one develops. Investors in our common stock should expect to hold our common stock indefinitely.

We may be unable to make, on a timely basis, the changes necessary to operate effectively as an independent, publicly owned company.

We have historically operated our business as part of a larger public company. Following consummation of the spin-off, we have been required to file with the SEC annual, quarterly and current reports that are specified in Section 13 of the Exchange Act. We have also been required to ensure that we have the ability to prepare financial statements that are fully compliant with all SEC reporting requirements on a timely basis. In addition, we have become subject to other reporting and corporate governance requirements, including certain provisions of the Sarbanes-Oxley Act and the regulations promulgated thereunder, which impose significant compliance obligations upon us.

We expect to devote significant resources and time to comply with the internal control over financial reporting requirements of the Sarbanes-Oxley Act, including costs associated with auditing and legal fees and accounting and administrative staff. In addition, Section 404(a) under the Sarbanes-Oxley Act requires that we assess the effectiveness of our controls over financial reporting. Our future compliance with the annual internal control report requirement will depend on the effectiveness of our financial reporting and data systems and controls. We cannot be certain that these measures will ensure that we design, implement and maintain adequate controls over our financial processes and reporting in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation or operation, could harm our operating results, cause us to fail to meet our financial reporting obligations, or cause us to suffer adverse regulatory consequences or violate applicable stock exchange listing rules. Inadequate internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the value of our stock and our access to capital.

If we are unable to pay the costs associated with being a public, reporting company, we may be forced to discontinue operations.

We expect to have significant costs associated with being a public, reporting company, which may raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern will depend on positive cash flow, if any, from future operations and on our ability to raise additional funds through equity or debt financing. If we are unable to achieve the necessary product sales or raise or obtain needed funding to cover the costs of operating as a public, reporting company, we may be forced to discontinue operations.

Our directors and executive officers have the ability to exert significant control in matters requiring shareholder approval and could delay, deter, or prevent a change in control of our company.

Alex Aliksanyan, our Chief Executive Officer and a director, Thomas M. Grbelja, our Chief Financial Officer, Secretary and a director, and William McLeod, our President and a director, collectively own 7,853 shares of our outstanding common stock, and through the exercise of convertible promissory notes could, upon 61 days prior written notice to us, acquire approximately 312,500 additional shares of our common stock, giving these three individuals approximately 18% of our current voting securities. As a result, they have the ability to influence matters affecting our shareholders, including the election of our directors, the acquisition or disposition of our assets, and the future issuance of our shares. Because they control such shares, investors may find it difficult to replace our management if they disagree with the way our business is being operated. Because the influence by these shareholders could result in management making decisions that are in the best interest of those shareholders and not in the best interest of the investors, you may lose some or all of the value of your investment in our common stock. Investors who purchase our common stock should be willing to entrust all aspects of operational control to our current management team.

We have never paid cash dividends and have no plans to pay cash dividends in the future.

Holders of shares of our common stock are entitled to receive such dividends as may be declared by our Board of Directors. To date, we have paid no cash dividends on our shares of our preferred or common stock and we do not expect to pay cash dividends in the foreseeable future.

Our certificate of incorporation grants our Board of Directors, without any action or approval by our stockholders, the power to designate and issue preferred stock with rights, preferences and privileges that may be adverse to the rights of the holders of our common stock.

The total number of shares of all classes of stock that the Company shall have the authority to issue is 275,000,000 shares consisting of: (i) 250,000,000 shares of common stock, par value $0.0001, of which 1,443,196 shares are issued and outstanding as of the date of this report and (ii) 25,000,000 shares of preferred stock, par value $0.0001 per share, none of which are issued and outstanding.

Pursuant to authority granted by our certificate of incorporation and applicable state law, our Board of Directors, without any action or approval by our stockholders, may designate and issue shares in such classes or series (including other classes or series of preferred stock) as it deems appropriate and establish the rights, preferences and privileges of such shares, including dividends, liquidation and voting rights. The rights of holders of other classes or series of capital stock, including preferred stock that may be issued could be superior to the rights of the shares of common stock offered hereby. The designation and issuance of shares of capital stock having preferential rights could adversely affect other rights appurtenant to the shares of our common stock. Finally, any issuances of additional capital stock (common or preferred) will dilute the percentage of ownership interest of our stockholders and may dilute the per-share book value of the Company.

Certain provisions of the Nevada Revised Statutes of the State of Nevada, our Articles of Incorporation, and our bylaws may have anti-takeover effects which may make an acquisition of our company by another company more difficult.

Our Articles of Incorporation and bylaws contain provisions that permit us to issue, without any further vote or action by the stockholders, up to 25,000,000 shares of preferred stock in one or more series and, with respect to each such series, to fix the number of shares constituting the series and the designation of the series, the voting powers, if any, of the shares of the series, and the preferences and relative, participating, optional and other special rights, if any, and any qualifications, limitations or restrictions, of the shares of such series.

Our bylaws provide that special meetings of stockholders may be called only by the Board of Directors, any two directors, or the President. Stockholders are not permitted to call a special meeting of stockholders, to require that the board call such a special meeting, or to require that our board request the calling of a special meeting of stockholders.

These provisions in our Articles of Incorporation and Bylaws may have anti-takeover effects, which could delay, defer or prevent a takeover attempt that a holder of our common stock might consider in its best interest.

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

We have made forward-looking statements in this annual report, including the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” that are based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements include the information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, industry environment, potential growth opportunities, the effects of future regulation, and the effects of competition. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or similar expressions. These statements are only predictions and involve known and unknown risks and uncertainties, including the risks outlined under “Risk Factors” and elsewhere in this annual report.

Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee future results, events, levels of activity, performance or achievement. We are not under any duty to update any of the forward-looking statements after the date of this annual report to conform these statements to actual results, unless required by law.

ITEM 1B – UNRESOLVED STAFF COMMENTS

This Item is not applicable to us as we are not an accelerated filer, a large accelerated filer, or a well-seasoned issuer; however, we are voluntarily disclosing that all written comments from the Commission staff regarding our periodic or current reports under the Securities Exchange Act of 1934 received within the last 180 days before the end of our last fiscal year have been resolved.

ITEM 2 – PROPERTIES

Our principal executive offices are currently located at 201 W. Passaic St #301, Rochelle Park, NJ 07662. We currently share office space with Thomas M. Grbelja, our Chief Financial Officer, Secretary and a director. We do not currently pay rent for our principal executive offices. The office space is approximately 1,000 square feet of office space. The space is utilized for general office purposes and it is our belief that the space we currently occupy is adequate for our immediate needs. Additional space may be required as we expand our operations. We do not foresee any significant difficulties in obtaining any required additional space. We currently do not own any real property.

ITEM 3 – LEGAL PROCEEDINGS

In the ordinary course of business, we are from time to time involved in various pending or threatened legal actions. The litigation process is inherently uncertain and it is possible that the resolution of such matters might have a material adverse effect upon our financial condition and/or results of operations. However, in the opinion of our management, other than as set forth herein, matters currently pending or threatened against us are not expected to have a material adverse effect on our financial position or results of operations.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is not listed or traded on any exchange or other market.

Holders

As of February 24, 2019, there are 1,443,196 shares of our common stock issued and outstanding and held by 223 holders of record.

Dividend Policy

We have not paid any dividends on our common stock and do not expect to do so in the foreseeable future. We intend to apply our earnings, if any, in expanding our operations and related activities. The payment of cash dividends in the future will be at the discretion of the Board of Directors and will depend upon such factors as earnings levels, capital requirements, our financial condition and other factors deemed relevant by the Board of Directors.

Securities Authorized for Issuance under Equity Compensation Plans

We do not have any equity compensation plans.

Recent Sales of Unregistered Securities

On August 17, 2018, we issued an aggregate of $75,000 in Convertible Promissory Notes (the “Notes”) to six investors, including Alex Aliksanyan, our Chief Executive Officer and a director, Thomas M. Grbelja, our Chief Financial Officer, Secretary and a director, and William McLeod, our President and a director. Pursuant to the terms of the Notes, the holders of the Notes have the right, at their option, at any time, to convert the principal amount of the Notes, and any accrued interest, into our common stock at a conversion price of $0.12 per share. However, each holder of a Note does not have the right to convert any portion of his Note if the holder (together with his affiliates) would beneficially own in excess of 4.99% of the number of shares of our common stock outstanding immediately after giving effect to the conversion, as such percentage ownership is determined in accordance with the terms of the Note. Each Holder has the right to waive the foregoing conversion limitation, in whole or in part, upon and effective after 61 days prior written notice to us. The issuances of the Notes were exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, and the holders were all either accredited or sophisticated and familiar with our operations, and there was no solicitation in connection with the issuances.

On September 18, 2018, we entered into an Entity Subscription Agreement with Geneva Roth Remark Holdings, Inc. (“Geneva”), pursuant to which we sold to Geneva a total of 31,500 shares of our common stock, restricted in accordance with Rule 144, for an aggregate purchase price of $37,280, as follows: (i) 14,000 shares upon execution of the Entity Subscription Agreement on September 18, 2018, at a per-share purchase price of $0.52 per share, for a purchase price of $7,280; (ii) 10,000 shares upon completion of the launch of our new website product on September 27, 2018, at a per-share purchase price of $1.50 per share, for a purchase price of $15,000; and (iii) 7,500 shares upon us achieving a minimum of 100 listings on our newly-launched website product on November 9, 2018, at a per-share purchase price of $2.00 per share, for a purchase price of $15,000. The issuances were exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, and the investor was accredited and familiar with our operations and there was no solicitation in connection with the issuances.

On October 12, 2018, we entered into an Entity Subscription Agreement with one individual, pursuant to which we sold a total of 40,000 shares of our common stock, restricted in accordance with Rule 144, for an aggregate purchase price of $71,000, as follows: (i) 30,000 shares within 5 days of the execution of the Entity Subscription Agreement on October 17, 2018, at a per-share purchase price of $1.70 per share, for a purchase price of $51,000; and (ii) 10,000 shares upon us achieving a minimum of 100 listings on our newly-launched website product on November 9, 2018, at a per-share purchase price of $2.00 per share, for a purchase price of $20,000. The issuances were exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, and the investor was accredited and familiar with our operations and there was no solicitation in connection with the issuances.

ITEM 6 – SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Our Management’s Discussion and Analysis contains not only statements that are historical facts, but also statements that are forward-looking (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). Forward-looking statements are, by their very nature, uncertain and risky. These risks and uncertainties include international, national and local general economic and market conditions; demographic changes; our ability to sustain, manage, or forecast growth; our ability to successfully make and integrate acquisitions; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other risks that might be detailed from time to time in our filings with the Securities and Exchange Commission.

Although the forward-looking statements in this Annual Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by them. Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. You are urged to carefully review and consider the various disclosures made by us in this report and in our other reports as we attempt to advise interested parties of the risks and factors that may affect our business, financial condition, and results of operations and prospects.

Overview

We were incorporated in the State of Nevada on January 10, 2017 as a wholly-owned subsidiary of RealBiz Media Group, Inc., a Delaware corporation (“RealBiz”). On October 27, 2017, we, RealBiz, Anshu Bhatnagar and Alex Aliksanyan entered into a Contribution and Spin-Off Agreement, as amended by a First Amendment to Contribution and Spin-Off Agreement dated as of January 29, 2018 (the “Spin-Off Agreement”). Under the Spin-Off Agreement, we and RealBiz agreed, among other things, to use commercially reasonable efforts to effectuate a pro rata distribution of our common stock to RealBiz stockholders. In addition, in furtherance of the separation and distribution described in the Spin-Off Agreement, RealBiz contributed to us certain of its assets and liabilities, including all tangible and intangible assets related to its digital media and marketing services for the real estate industry.

On July 31, 2018, RealBiz effectuated our spin-off from RealBiz. Upon completion of the spin-off, RealBiz stockholders owned 100% of the outstanding shares of our common stock. The spin-off was effectuated by way of a pro rata distribution of our common stock to the RealBiz stockholders of record as of July 2, 2018. Each RealBiz stockholder received one share of our common stock for every 900 shares of RealBiz common stock held by such stockholder on the record date. As of November, 30, 2018, a total of 1,361,596 shares were issued as part of this spin-off.

We are engaged in the business of providing digital media and marketing services for the real estate industry. We currently generate revenue from service fees (video creation and production and website hosting (ReachFactor)) and product sales (Microvideo app). At the core of our programs is our proprietary video creation technology which allows for an automated conversion of data (text and pictures of home listings) to a video with voice and music. We provide video search, storage and marketing capabilities on multiple platform dynamics for web and mobile. Once a home, personal or community video is created using our proprietary technology, it can be published to social media, email or distributed to multiple real estate websites.

Going Concern

As a result of our financial condition, our auditors have indicated in a footnote to our financial statements as of November 30, 2018 their uncertainty as to our ability to continue as a going concern. In order to continue as a going concern we must effectively balance many factors and begin to generate sufficient revenue to fund our operations. If we are not able to do this we may not be able to continue as an operating company. At our current revenue and burn rate, our cash on hand will not cover our operating expenses for the next nine months. There is no assurance that our existing cash flow will ever be adequate to satisfy our existing operating expenses and capital requirements.

Results of Operations for the Year Ended November 30, 2018 compared to Year Ended November 30, 2017

Revenue

Total revenue for the year ended November 30, 2018 was $275,463 compared to $376,429 for the year ended November 30, 2017, a decrease of 27%. The decrease is primarily a result of declining legacy virtual tour business.

Cost of Revenue

Cost of revenues totaled $128,363 for year ended November 30, 2018, compared to $173,315 for the year ended November 30, 2017, representing a decrease of $44,952, or 26%. Cost of revenues consists primarily of engineering and server costs incurred in connection with maintenance of our online networks. The decline in costs is primarily due to a reduction in server costs.

Operating Expenses

Our operating expenses, which include salaries and benefits, selling and promotion, amortization and depreciation and general and administrative expenses, decreased 19% to $234,530, for the year ended November 30, 2018, compared to $288,825 for the year ended November 30, 2017, a decrease of $54,295. The decrease was substantially due to a decrease in salary and benefit expense of $76,673, lower depreciation expense of $10,311 offset by increases in selling and promotional expense of 25,563 and increased general and administrative expenses of $7,126. A breakdown of general and administrative expenses is as follows:

	Fiscal Year Ended
	November 30,
Expense	2018	2017	Increase/(Decrease)
Professional fees	$95,912	$84,197	$11,715
Insurance	4,720	1,911	2,809
Dues & subscriptions	4,176	5,911	(1,735)
Miscellaneous	5,760	11,423	(5,663)
Total	$110,568	$103,442	$7,126

Other Income (Expenses)

Our other income increased by $281,761 for the year ended November 30, 2018 versus the prior year. A summary of other income (expense) is as follows:

	Fiscal Year Ended
	November 30,
Expense	2018	2017	Increase/(Decrease)
Gain on legal settlements	$179,023	$-	$179,023
Gain on settlement of accounts payable	159,641	-	159,641
Realized loss on marketable securities	(21,602)	-	(21,602)
Legal fees in connection with settlements	(35,299)	-	(35,299)
Total	$281,763	$-	$281,763

Other income increased over the prior period as a result of the settlement of various pending lawsuits with our former parent, Realbiz Media Group and also the Monaker Group. As part of those settlements, we were issued common shares of both entities. All shares received through settlements were sold during the year resulting in a realized loss of $21,602. In addition, we identified approximately $267,000 of previously recorded accounts payable which we determined were not valid payables. Of that total, $159,641 represented amounts recorded as amounts due to third parties, which we identified as balances already paid, non Nestbuilder liabilities and amounts that had already been previously settled that were not previously written off.

Net Income/Loss

We had net income of $194,333 for the year ended November 30, 2018, compared to a net loss of $85,711 for the year ended November 30, 2017, an increase of $280,044.

Liquidity and Capital Resources

Introduction

Our principal needs for liquidity have been to fund operating losses and working capital requirements. Our principal source of liquidity as of November 30, 2018 consisted of cash of $240,925. We expect that working capital requirements will continue to be our principal need for liquidity over the near term. Working capital requirements are expected to increase as a result of our anticipated growth.

We have not yet established an ongoing source of revenues sufficient to cover our operating costs and allow us to continue as a going concern. Our ability to continue as a going concern is dependent on obtaining adequate capital to fund operating losses until we become profitable. If we are unable to obtain adequate capital, we could be forced to cease operations. Management’s plan to meet our operating expenses in the short term is through equity and/or debt financing.

Cash Requirements

At November 30, 2018, we had $240,925 cash on-hand, an increase of $219,260 from the prior year balance of $21,665. Based on our current revenues, cash on hand, and our current net monthly burn rate of approximately $22,000, we will need to continue to raise money from the issuance of equity to fund short term operations.

Sources and Uses of Cash

Operations

Net cash provided by operating activities was $8,009 for the year ended November 30, 2018, an increase of $85,554 from $77,545 used in the year ended November 30, 2017. This increase was primarily due to legal settlements and lower cash-based operating expenses offset by lower revenue as compared to the prior year.

Investments

Net cash used in investing activities was $27,421 and $0 for the years ended November 30, 2018 and 2017, respectively.

Financing

Net cash provided by financing activities was $183,280 for the year ended November 30, 2018, as compared to net cash provided by financing activities of $86,711 for the year ended November 30, 2017.

Off-balance sheet arrangements

As of November 30, 2018, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital resources that are material to investors.

Critical accounting policies and estimates

Our critical accounting policies are set forth in Note 3 – Summary of Significant Accounting Policies, to our financial statement footnotes.

Recent accounting pronouncements

We have evaluated recent pronouncements and do not expect their adoption to have a material impact on our financial position or statements.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide the information required by this Item.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Nestbuilder.com Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Nestbuilder.com Corp. (the Company) as of November 30, 2018 and 2017, and the related statements of operations, stockholders’ equity, and cash flows and the related notes and schedules for each of the two years in the period ended November 30, 2018 and 2017 and related statements of operations, stockholders’ equity, and cash flows for the one-month period ended November 31, 2017 (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended November 30, 2018 and 2017 and one-month period ended November 30, 2017, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company had a net operating loss of approximately $87,000 for the year ended of November 30, 2018 and declining revenue sources. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Very truly yours,

/s/ Assurance Dimensions

Assurance Dimensions

We have served as the Company’s auditor since 2018.

Coconut Creek, Florida

February 28, 2019

NESTBUILDER.COM CORP.

Balance Sheets

	November 30,	November 30,
	2018	2017

Assets
Current Assets
Cash	$240,925	$21,665
Accounts receivable	-	8,603
Prepaid expenses	3,300	3,300
Total current assets	244,225	33,568

Total assets	$244,225	$33,568

Liabilities and Stockholders’ Equity ( Deficit)
Current Liabilities
Accounts payable and accrued expenses	$113,043	$388,549
Convertible promissory notes payable	75,550	-
Total current liabilities	188,593	388,549

Total liabilities	188,593	388,549

Commitments and Contingencies ( Note 10)

Stockholders’ Equity ( Deficit)
Preferred stock, $0.0001 par value 25,000,000 shares authorized; 0 shares issued and outstanding at November 30, 2018 and November 30, 2017, respectively	-	-
Common stock, $0.0001 par value; 250,000,000 shares authorized; 1,433,196 shares issued and outstanding at November 30, 2018 and 100 shares issued and outstanding at November 30, 2017.	143	-

Additional paid-in-capital	181,304	(34,833)
Accumulated (deficit)	(125,815)	(320,148)
Total stockholders’ equity (deficit)	55,632	(354,981)

Total liabilities and stockholders’ equity	$244,225	$33,568

The accompanying notes are an integral part of these financial statements

NESTBUILDER.COM CORP.

Statements of Operations

	For the year ended		For the month
	November 30,		November 30
	2018	2017	2017

Revenues
Real estate media revenue	$275,463	$376,429	$24,156

Cost of revenues	128,363	173,315	6,926

Gross profit	147,100	203,114	17,230

Operating expenses
Salaries and benefits	95,668	172,341	10,948
Selling and promotions expense	28,294	2,731	19
Depreciation and amortization expense	-	10,311	-
General and administrative	110,568	103,442	6,422
Total operating expenses	234,530	288,825	17,389

Operating income (loss)	(87,430)	(85,711)	(159)

Other income (expense)
Realized (loss) on marketable securities	(21,602)	-	-
Gain on legal settlements	179,023	-	-
Legal fees in connection with legal settlements	(35,299)	-	-
Gain on cancellation of accounts payable	159,641	-	-
Total other income (expense)	281,763	-	-

Income (loss) before income taxes	194,333	(85,711)	(159)

Provision for income taxes	-	-	-

Net income (loss)	$194,333	$(85,711)	$(159)

Weighted average number of shares outstanding – basic	419,359	100	100
Weighted average number of shares outstanding - diluted	629,795	100	100

Basic net income (loss) per common share	$0.46	$(857.11)	$(1.59)
Diluted net income (loss) per share	$0.31	$(857.11)	$(1.59)

The accompanying notes are an integral part of these financial statements.

NESTBUILDER.COM CORP.

Statements of Cash Flows

	For the year ended		For the month ended
	November 30,		November 30,
	2018	2017	2017
Cash flows from operating activities:
Net income (loss)	$194,333	$(85,711)	(159)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Non- cash gain on settlement of lawsuits	(49,023)
Realized loss on investment	21,602	-
Amortization and depreciation	-	10,311
Gain on cancellation of accounts payable	(159,641)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	8,603	5,492	955
Increase (decrease) in deferred revenue		(17,500)
Increase (decrease) in accounts payable and accrued expenses	(7,865)	9,863	(7,941)
Net cash provided by (used in) operating activities	8,009	(77,545)	(7,145)

Cash flows from investing activities:
Proceeds from sale of investment	27,421	-	-
Net cash provided by investing activities	27,421	-	-

Cash flows from financing activities:
Contribution from Parent	-	86,711
Proceeds from convertible promissory notes issuance	75,550	-
Proceeds from issuance of common stock	108,280	-
Net cash provided by (used in) financing activities	183,830	86,711	-

Net increase (decrease) in cash	219,260	9,166	(7,145)

Cash at beginning of period	21,665	12,499	28,810

Cash at end of period	$240,925	$21,665	$21,665

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$2,145	$1,271	-
Income taxes	$-	$-	-
Non cash financing activity:
Intercompany accounts payable adjusted through paid in capital	$108,000	$-	-

The accompanying notes are an integral part of these financial statements.

NESTBUILDER.COM CORP.

Statement of Changes in Stockholders’ Equity (Deficit)

	Common Sock		Additional		Accumulated Other	Total Stockholders’
	Shares	Par Value	Paid-In Capital	Accumulated Deficit	Comprehensive Income (Loss)	Equity (Deficit)
Balance, October 31, 2016	100	-	$(113,277)	$(436,823)	$(2,962)	$(553,062)

Net income				109,493		109,493

Contribution from Parent			78,444			78,444

Other comprehensive loss					10,303	10,303

Balance, October 31, 2017	100	-	(34,833)	(327,330)	7,341	(354,822)

Reclassification				7,341	(7,341)	-
Net loss- November 2017				(159)		(159)

Balance, November 30, 2017	100	-	(34,833)	(320,148)	-	(354,981)

Net income				194,333		194,333

Spinoff shares issued	1,361,596	136	(136)			-

Shares issued during Private placement	71,500	7	108,273			108,280

Gain on settlement of accounts payable			108,000			108,000

Balance, November 30, 2018	1,433,196	$143	$181,304	$(125,815)	-	$55,632

The accompanying notes are an integral part of these financial statements.

NESTBUILDER.COM CORP.

NOTES TO THE FINANCIAL STATEMENTS

NOTE 1: ORGANIZATION AND NATURE OF BUSINESS

Organization

Nestbuilder.com Corp. (“ company” or “we”) are engaged in the business of providing digital media and marketing services for the real estate industry. We currently generate revenue from service fees (video creation and production and website hosting (ReachFactor)) and product sales (Nestbuilder Agent 2.0 and Microvideo app). We were formed through the merging of three divisions: (i) our fully licensed real estate division (formerly known as Webdigs); (ii) our TV media contracts (Home Preview Channel /Extraordinary Vacation Homes) division; and (iii) our Real Estate Virtual Tour and Media group (Realbiz 360). The assets of these divisions were used to create a new suite of real estate products and services that create stickiness through the utilization of video, social media, and loyalty programs. At the core of our programs is our proprietary video creation technology which allows for an automated conversion of data (text and pictures of home listings) to a video with voice and music. We provide video search, storage and marketing capabilities on multiple platform dynamics for web, mobile, and TV. Once a home, personal or community video is created using our proprietary technology, it can be published to social media, email or distributed to multiple real estate websites.

On July 31, 2018, RealBiz Media Group, Inc., a Delaware corporation (“RealBiz”) effectuated the spin-off of the Company, which was a wholly owned subsidiary of RealBiz. Upon completion of the spin-off, RealBiz stockholders owned 100% of the outstanding shares of common stock of the Company. The spin-off was effectuated by way of a pro rata distribution of common stock of the Company to the RealBiz stockholders of record as of 5:00 p.m., Eastern time, on July 2, 2018. Each RealBiz stockholder received one share of common stock of the Company for every 900 shares of RealBiz common stock held by such stockholder on the record date. No fractional shares of common stock of the Company were issued. Instead, RealBiz stockholders received a check that represented cash in lieu of fractional shares, calculated based on $0.12 per share. The spinoff resulted in the issuance of 1,361,596 Nestbuilder.com common shares.

Change in Fiscal Year-End.

During fiscal 2018, the Board of Directors of the Company approved a change in the Company’s fiscal year- end from October 31 to November 30 of each year. This change to the calendar year reporting cycle began December 1, 2017. As a result of the change, the Company had a one-month transition period in November 2017. Included in this report are the Company’s balance sheets as of November 30, 2018 and 2017; the statements of operations, cash flows and changes in stockholders’ equity (deficit) for the 12 months ended November 30, 2018 and 2017 and the one month ended November 30, 2017.

Cost Allocations

Historically, RealBiz Media Group, Inc. has charged its operating subsidiaries for various corporate costs incurred in the operation of the business based on the specific identification of the expense. Accordingly, no significant additional cost allocations were necessary for the preparation of these financial statements. Actual costs that would have been incurred if Nestbuilder.com Corp. had been a standalone company would depend on multiple factors, including organizational structure, capital structure, and strategic decisions made in various areas, including information technology and infrastructure. Transactions between Realbiz Media Group, Inc. and Nestbuilder.com Corp. have been included as related party transactions in these financial Statements and are considered to be effectively settled for cash at the time the transaction is recorded. The total net effect of the settlement of these transactions is reflected in the Statements of Cash Flows as a financing activity.

Products and Services:

We currently offer the following products and services:

Enterprise Video Production: We service some of the largest and well-known franchisor accounts in the North America Real Estate Market in compiling listings into a Video format and distributing to those franchisor’s websites, brokers and agents and lead generation platforms 24/7. Some of these multiyear contracts produced over 10 million video listings from 2012-2014. These volumes, however, have declined in 2017 and 2018. We currently have the ability to produce over 15,000 videos per day and have exclusive agreements with key players such as NRT systems.

Nestbuilder Agent 2.0 (formerly PowerAgent): Nestbuilder Agent 2.0 is a newly developed comprehensive marketing toolset for the professional real estate agent which utilizes our proprietary video technology to allow any agent to create videos for their listings, edit them with music and an introduction and market the videos through multiple sources.

The Virtual Tour (VT) and Microvideo App (MVA): These programs were developed and implemented to allow agents to access specific video-based product strategies that are designed specifically to increase the SEO rank and traffic credit to real estate franchise systems and/or their brokers. The MVA is a proprietary video widget marketing application designed to deliver video and integrate SEO strategies, traffic generation, e-mail, lead generation with mobile-friendly viewing. This solution gives those franchises and brokers a much-needed tool to lower their cost of prospect acquisition.

ReachFactor: Our social media and marketing platform under the “ReachFactor” brand name offers a variety of solutions to agents and brokers such as web design and web hosting.

NESTBUILDER.COM CORP.

NOTES TO THE FINANCIAL STATEMENTS

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Cash and Cash Equivalents

The Company considers all unrestricted demand deposits, money market funds and highly liquid debt instruments with an original maturity of less than 90 days to be cash and cash equivalents. There were no cash equivalents as of November 30, 2018 and November 30, 2017.

Accounts Receivable

The Company regularly reviews outstanding receivables and provides for estimated losses through an allowance for doubtful accounts. In evaluating the level of established loss reserves, the Company makes judgments regarding its customers’ ability to make required payments, economic events, and other factors. As the financial condition of these parties change, and circumstances develop or additional information becomes available, adjustments to an allowance for doubtful accounts may be required. Accounts receivable at November 30, 2017 amounted to $8,603. At November 30, 2018, there were no accounts receivable.

Property and Equipment

All expenditures on the acquisition for property and equipment are recorded at cost and capitalized as incurred, provided the asset benefits the Company for a period of more than one year. Expenditures on routine repairs and maintenance of property and equipment are charged directly to operating expense. The property and equipment are depreciated based upon its estimated useful life after being placed in service. The estimated useful life of computer equipment is 3 years. When equipment is retired, sold or impaired, the resulting gain or loss is reflected in earnings. The Company incurred depreciation expense of $0 and $10,311 for the year ended November 30, 2018 and 2017, respectively. There was no depreciation expense for the month of November 2017.

Impairment of Long-Lived Assets

In accordance with Accounting Standards Codification (“ASC”) 360-10, “Property, Plant, and Equipment”, the Company periodically reviews its long- lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not impair any long-lived assets as of November 30, 2018 and November 30, 2017.

NESTBUILDER.COM CORP.

NOTES TO THE FINANCIAL STATEMENTS

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Financial instruments consist principally of accounts receivable, prepaid expenses, accounts payable, accrued liabilities and other current liabilities. The carrying amounts of such financial instruments in the accompanying balance sheets approximate their fair values due to their relatively short- term nature. The fair value of long-term debt is based on current rates at which the Company could borrow funds with similar remaining maturities. The carrying amounts approximate fair value. It is management’s opinion that the Company is not exposed to any significant currency or credit risks arising from these financial instruments.

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

Advertising Expense

Advertising costs are charged to expense as incurred and are included in selling and promotions expense in the accompanying financial statements. Advertising expense for the year ended November 30, 2018 and 2017 were $13,890 and $1,486, respectively. There were no advertising costs recorded for the month of November 2017.

NESTBUILDER.COM CORP.

NOTES TO THE FINANCIAL STATEMENTS

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

ASC 740-10 requires that the Company recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the “more-likely-than-not” threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company has applied for an extension of time to file with the Internal Revenue Service for its most recent tax filing.

The Company recognizes expenses for tax penalties and interest assessed by the Internal Revenue Service and other taxing authorities upon receiving valid notice of assessments. The company will file its initial tax return for the short period from August 1, 2018 ( effective date of the spinoff) through November 30, 2018. For the short period from August 1 through November 30, 2018, the incurred a loss of approximately $65,000. The results of operations from December 1, 2017 through July 31, 2018 will be included as part of the Realbiz consolidated tax return.

Marketable securities

As part of a legal settlement, the Company received $32,370 of their common shares from the Monaker Group in January 2018. In March 2018 the Company received $16,653 of the common shares from Realbiz Media Group, Inc. as part of a legal settlement. We have classified as “trading” securities. Pursuant to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” All marketable securities were sold prior to November 30, 2018 which resulted in a loss of $21,602.

Earnings Per Share

Basic earnings per share is computed by dividing net income attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period.

Diluted earnings per share is computed by dividing net income attributable to common stockholders by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Diluted loss per common share is considered to be equal to basic because the common stock equivalents are anti-dilutive. In August 2018, the Company issued $75,000 convertible promissory notes and recorded accrued interest of $550 at year end with a conversion feature of $0.12 per share. If converted, those notes would require 629,583 shares to be issued. Total fully diluted shares outstanding at November 30, 2018 and November 30, 2017 were 2,062,779 and 100 respectively.

Concentrations, Risks and Uncertainties

The Company’s operations are related to the real estate industry and its prospects for success are tied indirectly to interest rates and the general housing and business climates in the United States.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 establishes a single comprehensive model for entities to use in accounting for revenue arising from outside contracts with customers and supersedes most of the existing revenue recognition guidance and notes that lease contracts with customers are a scope exception. ASU 2014-09 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services and also requires certain additional disclosures. On August 12, 2015, the FASB issued ASU 2015-14 to defer the effective date of ASU 2014-09. Public business entities may elect to adopt the amendments as of the original effective date, however, adoption is required for annual reporting periods beginning after December 15, 2017. The Company has assessed the impact of the guidance on our financial statements and notes to our financial statements and have determined that its implementation will not have a significant impact on the Company’s previous policy. The Company will adopt this ASU on December 1, 2018.

NESTBUILDER.COM CORP.

NOTES TO THE FINANCIAL STATEMENTS

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

NESTBUILDER.COM CORP.

NOTES TO THE FINANCIAL STATEMENTS

NOTE 3: GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

At November 30, 2018, the Company had working capital of $55,632 and accumulated deficit of $125,815. It is management’s opinion that these facts raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the date of this filing, without additional debt or equity financing. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts nor to the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Note 4: Property and Equipment

At November 30, 2018 and November 30, 2017 Company’s property and equipment are as follows:

	Estimated Life (in years)	November 30, 2018	November 30, 2017

Office equipment	3	$82,719	$82,719
Less: accumulated depreciation		(82,719)	(82,719)
		$-	$-

The Company has recorded $0 and $10,311 of depreciation expense for the years ended November 30, 2018 and 2017, respectively.

There was no depreciation expense recorded for the month of November 2017.

NOTE 5: ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The Company’s accounts payable and accrued expenses are as follows:

	November 30,	November 30,
	2018	2017
Trade payables and accruals	$113,043	$364,141
Other liabilities	-	24,408
Total accounts payable and accrued expenses	$113,043	$388,549

We identified approximately $267,000 of previously recorded accounts payable which we determined were not valid payables. Of that total, $157,651 represented amounts recorded as amounts due to third parties, which we identified as balances already paid, non Nestbuilder liabilities and amounts that had already been previously settled that were not previously written off. The remaining $108,000 were identified as intercompany related and therefore we adjusted our accounts payable related to those balances as an adjustment to additional paid in capital (see note 7).

NOTE 6: DUE FROM/TO AFFILIATES

During the normal course of business, our parent, RealBiz, received and/or made advances for operating expenses and various debt obligation conversions to/from its former parent company, Monaker Group, Inc. (“Monaker”). As a result of these transactions, RealBiz has recorded a receivable of $1,287,517 as of November 30, 2017. On May 11, 2016, RealBiz filed a lawsuit against Monaker seeking collection of this balance. All recoveries and liabilities associated with Monaker lawsuits were transferred to Nestbuilder pursuant to the Contribution and Spin-Off Agreement. Due to uncertainty surrounding our ability to collect this amount, management has elected to record an allowance against the full amount of this receivable. On January 2, 2018 this matter was settled for $63,000 in cash (net of legal fees of $37,000) and $32,370 marketable securities of Monaker. The amount is recorded in gain on legal settlements in the accompanying statement of operations. (See note 7).

NESTBUILDER.COM CORP.

NOTES TO THE FINANCIAL STATEMENTS

NOTE 7: RELATED PARTY TRANSACTIONS

Contribution and Spin-Off Agreement

On October 27, 2017, a Contribution and Spin-Off Agreement (the “Spin-Off Agreement”) was entered into between Nestbuilder, RealBiz, Mr. Alex Aliksanyan, and Mr. Anshu Bhatnagar. Below is a brief summary of certain terms and conditions of the Spin-Off Agreement:

Transfer of Assets and Assumption of Liabilities. Pursuant to the Spin-Off Agreement, RealBiz contributed to the Company certain of its assets, including (i) all tangible and intangible assets related to its digital media and marketing services for the real estate industry, and (ii) all right, title and interest in the following lawsuits (collectively, the the “Monaker Lawsuits”): (a) the lawsuit filed by RealBiz against Monaker Group, Inc. (“Monaker”) on May 11, 2016 in the United States District Court for the Southern District of Florida (Case No. 0:16-cv-61017-FAM); (b) the lawsuit filed by Monaker against RealBiz in October 2016 in the 17th Judicial Circuit for Broward County, Florida (Case No. CACE-16-019818); and, (c) the lawsuit filed by Monaker against RealBiz in November 2016 in the United States District Court for the Southern District of Florida (Case No. 1:16-cv-24978-DLG). In exchange for the contribution of such assets, we issued 100 shares of our common stock, constituting 100% of our issued and outstanding common stock, to RealBiz.

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

NESTBUILDER.COM CORP.

NOTES TO THE FINANCIAL STATEMENTS

NOTE 7: RELATED PARTY TRANSACTIONS (continued)

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

Mr. Aliksanyan and Mr. Grbelja are both officers and board members of the Company were issued convertible promissory notes in the amount of $12,500 each. Mr. McLeod is our President and also a board member was issued a convertible promissory note for $12,500. All notes were issued during August 2018. (See note 9)

NOTE 8: STOCKHOLDERS’ EQUITY

The total number of shares of all classes of stock that the Company shall have the authority to issue is 275,000,000 shares consisting of: 250,000,000 shares of common stock with a $0.0001 par value per shares; and 25,000,000 shares of preferred stock, par value $0.0001 per share. As of November 30, 2018, there were 1,433,196 common shares issued and outstanding and no preferred shares issued and outstanding.

The original issued and outstanding shares of common stock were owned by the shareholders of our former parent company, RealBiz, as a result of the spin-off of the Company effectuated by RealBiz on July 31, 2018. The existing Realbiz shareholders at the time of the spin-off were issued 1,109,069 shares of Nestbuilder (conversion of 900 to 1). Furthermore, on September 18, 2018 and October 11, 2018, we entered into settlement agreements with two holders (the “RealBiz Noteholders”) of three convertible promissory notes issued to the RealBiz Noteholder by RealBiz, our former parent company (collectively, the “RealBiz Notes”). The RealBiz Noteholders claimed that under the RealBiz Notes it was contractually entitled to receive shares of our common stock in connection with our spin-off from RealBiz on July 31, 2018. Pursuant to the settlement agreement, we issued to the RealBiz Noteholders a total of 252,527 unrestricted shares of our common stock in connection with our spin-off from RealBiz in exchange for a release of any additional claims arising out of the RealBiz Notes and our spin-off from RealBiz. Additionally, during 2018, two private placements were completed with the sale of 71,500 common shares that and raised $108,280, as further detailed below. During 2018, $108,000 were identified as intercompany related and therefore the Company adjusted its accounts payable related to those balances as an adjustment to additional paid in capital (as further discussed in notes 5 & 7).

On September 18, 2018, we entered into an Entity Subscription Agreement with Geneva Roth Remark Holdings, Inc. (“Geneva”), pursuant to which we sold to Geneva a total of 31,500 shares of our common stock, restricted in accordance with Rule 144, for an aggregate purchase price of $37,280, as follows: (i) 14,000 shares upon execution of the Entity Subscription Agreement on September 18, 2018, at a per-share purchase price of $0.52 per share, for a purchase price of $7,280; (ii) 10,000 shares upon completion of the launch of our new website product on September 27, 2018, at a per-share purchase price of $1.50 per share, for a purchase price of $15,000; and (iii) 7,500 shares upon us achieving a minimum of 100 listings on our newly-launched website product on November 9, 2018, at a per-share purchase price of $2.00 per share, for a purchase price of $15,000. The issuances were exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, and the investor was accredited and familiar with our operations and there was no solicitation in connection with the issuances.

On October 12, 2018, we entered into an Entity Subscription Agreement with one individual, pursuant to which we sold a total of 40,000 shares of our common stock, restricted in accordance with Rule 144, for an aggregate purchase price of $71,000, as follows: (i) 30,000 shares within 5 days of the execution of the Entity Subscription Agreement on October 17, 2018, at a per-share purchase price of $1.70 per share, for a purchase price of $51,000; and (ii) 10,000 shares upon us achieving a minimum of 100 listings on our newly-launched website product on November 9, 2018, at a per-share purchase price of $2.00 per share, for a purchase price of $20,000. The issuances were exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, and the investor was accredited and familiar with our operations and there was no solicitation in connection with the issuances.

NESTBUILDER.COM CORP.

NOTES TO THE FINANCIAL STATEMENTS

NOTE 9: CONVERTIBLE PROMISSORY NOTES PAYABLE

On November 30, 2018, the Company issued the six promissory notes, in the principal amount totaling $75,000, which includes notes payables to certain officers and board members of the Company, namely Mr. Aliksanyan, Mr. McLeod and Mr. Grbelja, in the amount of $12,500 each (See note 7). The Notes accrue interest at a rate of 2.5% per annum and mature on February 28, 2019. Pursuant to the terms of the Notes, the Company may prepay the principal amount of the note together with accrued interest at any time prior to the date of maturity without a prepayment penalty. Pursuant to the terms of the Notes, the holders of the Notes have the right, at their option, at any time, to convert the principal amount of the Notes, and any accrued interest, into our common stock at a conversion price of $0.12 per share. However, each holder of a Note will not have the right to convert any portion of his Note if the holder (together with his affiliates) would beneficially own in excess of 4.99% of the number of shares of our common stock outstanding immediately after giving effect to the conversion, as such percentage ownership is determined in accordance with the terms of the Note. Each Holder has the right to waive the foregoing conversion limitation, in whole or in part, upon and effective after 61 days prior written notice to us. The company has accrued $550 in interest on those notes at year end. If all of the Notes were converted, the Company would be required to issue 629,583 shares of common stock to the noteholders.

NOTE 10: COMMITMENTS AND CONTIGENCIES

On August 17, 2018, we entered into employment agreements with Alex Aliksanyan, our Chief Executive Officer and a director, and Thomas M. Grbelja, our Chief Financial Officer, Secretary and a director.

Pursuant to the employment agreement with Alex Aliksanyan (the “Aliksanyan Employment Agreement”), Mr. Aliksanyan agreed to serve as our Chief Executive Officer, and we agreed to pay Mr. Aliksanyan an annual base salary of $120,000 per year. The initial term of the Aliksanyan Employment Agreement is 12 months and may be extended by mutual agreement between us and Mr. Aliksanyan. On or about August 28, 2018, we entered into an oral agreement with Mr. Aliksanyan, as memorialized by a First Amendment to Employment Agreement dated September 25, 2018, pursuant to which Mr. Aliksanyan agreed to continue receiving his 2017 annual salary of $36,000 per year in exchange for continued employment and our agreement to adopt an employee stock option plan or similar plan for compensating, incentivizing, retaining and attracting employees prior to June 30, 2019, from which Mr. Aliksanyan would be eligible to receive equity securities from time to time in the discretion of our board of directors.

Pursuant to the employment agreement with Thomas M. Grbelja (the “Grbelja Employment Agreement”), Mr. Grbelja agreed to serve as our Chief Financial Officer, devoting a minimum of 50% of his time and attention to his duties as Chief Financial Officer. We agreed to pay Mr. Grbelja an annual base salary of $70,000 per year. The initial term of the Grbelja Employment Agreement is 12 months and may be extended by mutual agreement between us and Mr. Grbelja. On or about August 28, 2018, we entered into an oral agreement with Mr. Grbelja, as memorialized by a First Amendment to Employment Agreement dated September 25, 2018, pursuant to which Mr. Grbelja agreed to continue receiving his 2017 annual salary of $24,000 per year in exchange for continued employment and our agreement to adopt an employee stock option plan or similar plan for compensating, incentivizing, retaining and attracting employees prior to June 30, 2019, from which Mr. Grbelja would be eligible to receive equity securities from time to time in the discretion of our board of directors.

NOTE 11: INCOME TAXES

The Company accounts for income taxes taking into account deferred tax assets and liabilities which represent the future tax consequences of the differences between financial statement carrying amounts of assets and liabilities versus the tax basis of assets and liabilities. Under this method, deferred tax assets are recognized for deductible temporary differences, and operating loss and tax credit carryforwards. Deferred liabilities are recognized for taxable temporary differences. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The impact of tax rate changes on deferred tax assets and liabilities is recognized in the year the change is enacted.

The Company will file its initial tax return for the short period from August 1, 2018 (effective date of the spinoff) through November 30, 2018. The Company reported a tax loss for the short period of $64,638.

The provision for income taxes varies from the statutory rate applied to the net loss as follows for the initial short year period from August 1, 2018 through November 30, 2018:

2018
Federal income tax benefit at statutory rate (21%)	$13,574
Change in valuation allowance	(13,574)
Provision for income taxes	$-

Deferred tax assets
Net operating loss carryforwards	13,574
Valuation allowance	(13,574)
Provision for income taxes	$-

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences will become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. The Company has recorded a full valuation allowance against its net deferred tax assets because it is not currently able to conclude that it is more likely than not that these assets will be realized. The amount of deferred tax assets considered to be realizable could be increased in the near term if estimates of future taxable income during the carryforward period are increased. The valuation allowance increased by $13,574 during the fiscal year ended November 30, 2018. As of November 30, 2018, the Company has a total net operating loss carryforward of $13,574. Net operating loss carryforwards expire through 2038.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are no events required to be disclosed under this Item.

ITEM 9A - CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of November 30, 2018, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of November 30, 2018, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in Item 9A(b).

Our principal executive officers do not expect that our disclosure controls or internal controls will prevent all error and all fraud. Although our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives and our principal executive officers have determined that our disclosure controls and procedures are effective at doing so, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented if there exists in an individual a desire to do so. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

(b) Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, as amended, as a process designed by, or under the supervision of, our principal executive and principal financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and any disposition of our assets;

●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Our management assessed the effectiveness of our internal control over financial reporting as of November 30, 2018. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, Management identified the following two material weaknesses that have caused management to conclude that, as of November 30, 2018, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

1. We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2. We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

To address these material weaknesses, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented. Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit us to provide only our management’s report in this Annual Report.

(c) Remediation of Material Weaknesses

To remediate the material weakness in our documentation, evaluation and testing of internal controls we plan to engage a third-party firm to assist us in remedying this material weakness once resources become available.

We also intend to remedy our material weakness with regard to insufficient segregation of duties by hiring additional employees in order to segregate duties in a manner that establishes effective internal controls once resources become available.

(d) Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended November 30, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

On September 18, 2018, we entered into a settlement agreement with Power Up Lending Group Ltd. (“Power Up”), the holder of two convertible promissory notes issued to Power Up by RealBiz, our former parent company (collectively, the “Power Up Notes”). Pursuant to the settlement agreement, we issued to Power Up a total of 129,225 unrestricted shares of our common stock in connection with our spin-off from RealBiz in exchange for a release of any additional claims arising out of the Power Up Notes and our spin-off from RealBiz.

On October 11, 2018, we entered into a settlement agreement with JSJ Investments, Inc. (“JSJ Investments”), the holder of a convertible promissory note issued to JSJ Investments by RealBiz, our former parent company (the “JSJ Investments Note”). Pursuant to the settlement agreement, we issued to JSJ Investments a total of 123,302 unrestricted shares of our common stock in connection with our spin-off from RealBiz in exchange for a release of any additional claims arising out of the JSJ Investments Note and our spin-off from RealBiz.

On or about August 28, 2018, we entered into an oral amendment to that certain Employment Agreement dated August 17, 2018, between us and Mr. Aliksanyan, as memorialized by that certain First Amendment to Employment Agreement dated September 25, 2018, pursuant to which Mr. Aliksanyan agreed to continue receiving his 2017 annual salary of $36,000 per year in exchange for continued employment and our agreement to adopt an employee stock option plan or similar plan for compensating, incentivizing, retaining and attracting employees prior to June 30, 2019, from which Mr. Aliksanyan would be eligible to receive equity securities from time to time in the discretion of our board of directors.

On or about August 28, 2018, we entered into an oral amendment to that certain Employment Agreement dated August 17, 2018, between us and Mr. Grbelja, as memorialized by that certain First Amendment to Employment Agreement dated September 25, 2018, pursuant to which Mr. Grbelja agreed to continue receiving his 2017 annual salary of $24,000 per year in exchange for continued employment and our agreement to adopt an employee stock option plan or similar plan for compensating, incentivizing, retaining and attracting employees prior to June 30, 2019, from which Mr. Grbelja would be eligible to receive equity securities from time to time in the discretion of our board of directors.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the names, ages, and biographical information of each of our current directors and executive officers, and the positions with us held by each person, and the date such person became a director or executive officer. Our executive officers are elected annually by the Board of Directors. The directors serve one-year terms until their successors are elected. The executive officers serve terms of one year or until their death, resignation or removal by the Board of Directors. Family relationships among any of the directors and officers are described below.

Name	Age	Position(s)

Alex Aliksanyan	69	Chief Executive Officer and Director

Thomas M. Grbelja	60	Chief Financial Officer, Secretary, and Director

William McLeod	67	President and Director

Alex Aliksanyan, age 69, has served as a director since our inception, and served as our President from October 28, 2017 to August 17, 2018. He has served as our Chief Executive Officer since August 17, 2018. Mr. Aliksanyan comes to the Company with more than 25 years of Strategic Technology Planning, Implementation and Marketing experience. Mr. Aliksanyan also previously served as CEO and President of iCruise.com which he founded in 2000. Prior thereto, Mr. Aliksanyan had served as a marketing consultant for several brands such as Citibank, Disney and Hillshire Farms. He is also considered in the travel industry as a pioneer in the area of e-commerce. Mr. Aliksanyan received his Bachelors’ Degree in Physics from New York University and an advanced degree in marketing from the Stern School of Business in New York.

Thomas M. Grbelja¸ age 60, has served as our Treasurer and Secretary since October 28, 2017, and has served as our Chief Financial Officer, Treasurer, Secretary and one of our directors since August 17, 2018. Mr. Grbelja has spent over 30 years as a Certified Public Accountant providing a wide variety of professional accounting, tax and financial consulting services to professional service, manufacturing, and construction industry participants. Since 1990, he has served as the President and a Founding Member of Burke Grbelja & Symeonides, LLC, Certified Public Accountants, an accounting firm based in Rochelle Park, New Jersey. In addition, between 1983 and 1990, Mr. Grbelja worked as an accountant at Coopers & Lybrand, where he was responsible for the overall audit engagement, including filings with the SEC, for certain large, publicly traded companies. He received his undergraduate degree in accounting at Fairleigh Dickinson University and is a Certified Public Accountant.

William (Bill) McLeod, age 67, has served as our President and as one of our directors since August 17, 2018. Mr. McLeod has been a real estate business investor since 1978. He has been active in real estate development for over thirty-five years. He is currently the managing partner for McLeod Investment, LLC. Bill has also been active in medical surgical equipment sales until 2006. He remains a partner in Skype Comfort and Shoes Etc., both closely-held medical equipment companies. Mr. McLeod brings to the Board his extensive senior leadership experience, his significant real estate industry experience, and significant professional relationships in the real estate and investment industries.

Family Relationships

There are no family relationships among any of our officers, directors, or greater-than-10% shareholders.

Other Directorships; Director Independence

Other than as set forth above, none of our officers and directors is a director of any company with a class of securities registered pursuant to section 12 of the Exchange Act or subject to the requirements of section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940.

For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 5605(a)(2). The NASDAQ definition of “Independent Officer” means a person other than an Executive Officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company’s Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

According to the NASDAQ definition, we do not have any independent directors because all of our directors are also executive officers.

Committees

We do not currently have an audit committee or an audit committee financial expert, nor do we have any other committees of the Board of Directors.

Involvement in Certain Legal Proceedings

None of our officers or directors has, in the past ten years, filed bankruptcy, been convicted in a criminal proceeding or is named in a pending criminal proceeding, been the subject of any order, judgment, or decree of any court permanently or temporarily enjoining him from any securities activities, or any other disclosable event required by Item 401(f) of Regulation S-K.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely on a review of the copies of such reports furnished to us, none of the current required parties are delinquent in their 16(a) filings except as follows: Form 3s for Alex Aliksanyan and Thomas M. Grbelja, required to be filed no later than the effective date of our registration statement on Form 10, effective on February 20, 2018, were filed late on September 4, 2018; (ii) Form 4s for Alex Aliksanyan and Thomas M. Grbelja, required to be filed within 4 days after their purchase of convertible promissory notes from us on August 17, 2018, were filed late on September 4, 2018; and (iii) a Form 4 for Thomas M. Grbelja, required to be filed within 4 days after the distribution of our shares in connection with our spin-off on July 31, 2018, was filed late on September 14, 2018.

Board Meetings

During the fiscal year ended November 30, 2018, the Board of Directors met on two occasions.

Code of Ethics

We have not adopted a written code of ethics, primarily because we believe and understand that our officers and directors adhere to and follow ethical standards without the necessity of a written policy.

ITEM 11 - EXECUTIVE COMPENSATION

Narrative Disclosure of Executive Compensation

On August 17, 2018, we entered into employment agreements with Alex Aliksanyan, our Chief Executive Officer and a director, and Thomas M. Grbelja, our Chief Financial Officer, Secretary and a director.

Pursuant to the employment agreement with Alex Aliksanyan (the “Aliksanyan Employment Agreement”), Mr. Aliksanyan agreed to serve as our Chief Executive Officer, and we agreed to pay Mr. Aliksanyan an annual base salary of $120,000 per year. The initial term of the Aliksanyan Employment Agreement is 12 months and may be extended by mutual agreement between us and Mr. Aliksanyan. On or about August 28, 2018, we entered into an oral agreement with Mr. Aliksanyan, as memorialized by a First Amendment to Employment Agreement dated September 25, 2018, pursuant to which Mr. Aliksanyan agreed to continue receiving his 2017 annual salary of $36,000 per year in exchange for continued employment and our agreement to adopt an employee stock option plan or similar plan for compensating, incentivizing, retaining and attracting employees prior to June 30, 2019, from which Mr. Aliksanyan would be eligible to receive equity securities from time to time in the discretion of our board of directors.

Pursuant to the employment agreement with Thomas M. Grbelja (the “Grbelja Employment Agreement”), Mr. Grbelja agreed to serve as our Chief Financial Officer, devoting a minimum of 50% of his time and attention to his duties as Chief Financial Officer. We agreed to pay Mr. Grbelja an annual base salary of $70,000 per year. The initial term of the Grbelja Employment Agreement is 12 months and may be extended by mutual agreement between us and Mr. Grbelja. On or about August 28, 2018, we entered into an oral agreement with Mr. Grbelja, as memorialized by a First Amendment to Employment Agreement dated September 25, 2018, pursuant to which Mr. Grbelja agreed to continue receiving his 2017 annual salary of $24,000 per year in exchange for continued employment and our agreement to adopt an employee stock option plan or similar plan for compensating, incentivizing, retaining and attracting employees prior to June 30, 2019, from which Mr. Grbelja would be eligible to receive equity securities from time to time in the discretion of our board of directors.

Summary Compensation Table

The following table sets forth information with respect to compensation earned by our Chief Executive Officer, President, and Chief Financial Officer for the fiscal years ended November 30, 2018 and 2017.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Alex Aliksanyan (1)	2018	36,000	-0-	-0-	-0-	-0-	-0-	-0-	36,000
CEO	2017	36,000	-0-	-0-	-0-	-0-	-0-	-0-	36,000

Thomas M. Grbelja (2)	2018	24,000	-0-	-0-	-0-	-0-	-0-	-0-	24,000
CFO and Secretary	2017	24,000	-0-	-0-	-0-	-0-	-0-	-0-	24,000

William McLeod (3)	2018	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
President	2017	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

(1)	On October 28, 2017, Mr. Aliksanyan was appointed as our President. As compensation for such services, Mr. Aliksanyan received a salary of $36,000 per year. On August 17, 2018, we entered into an employment agreement with Mr. Aliksanyan, as amended by a First Amendment to Employment Agreement, pursuant to which we pay him a salary of $36,000 per year in exchange for his agreement to serve as our Chief Executive Officer.

(2)	On October 28, 2017, Mr. Grbelja was appointed as our Treasurer and Secretary. As compensation for such services, Mr. Grbelja received a salary of $24,000 per year. On August 17, 2018, we entered into an employment agreement with Mr. Grbelja, as amended by a First Amendment to Employment Agreement, pursuant to which we pay him a salary of $24,000 per year in exchange for his agreement to serve as our Chief Financial Officer and Secretary, devoting a minimum of 50% of his time and attention to such duties.

(3)	Mr. McLeod was appointed as our President on August 17, 2018. Mr. McLeod does not have a written employment agreement and receives no salary for his services.

Director Compensation

For the years ended November 30, 2018 and 2017, none of the members of our Board of Directors received compensation for his or her service as a director. We do not currently have an established policy to provide compensation to members of our Board of Directors for their services in that capacity.

Outstanding Equity Awards at Fiscal Year-End

We do not currently have a stock option or grant plan.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of February 24, 2019, certain information with respect to our equity securities owned of record or beneficially by (i) each Officer and Director; (ii) each person who owns beneficially more than 5% of each class of our outstanding equity securities; and (iii) all Directors and Executive Officers as a group.

Name and Address	Common Stock Ownership(1)	Percentage of Common Stock Ownership(2)

Alex Aliksanyan (3)(4)	-0-	-%

Thomas M. Grbelja (3)(4)	7,010	0.49%

William McLeod (3)(4)	843	0.06%

All Officers and Directors as a Group (3 Persons)	7,853	0.55%

(1)	The number and percentage of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days through the exercise of any stock option or other right. The persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes to this table.

(2)	Based on 1,443,196 shares of common stock issued and outstanding as of February 24, 2019.

(3)	Indicates one of our officers or directors.

(4)	Unless otherwise noted, the address is c/o Nestbuilder.com Corp., 201 W. Passaic Street, Suite 301, Rochelle Park, NJ 07662.

We are not aware of any person who owns of record, or is known to own beneficially, five percent or more of our outstanding securities of any class, other than as set forth above. There are no classes of stock other than as set forth above.

There are no current arrangements which will result in a change in control.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Convertible Notes

On August 17, 2018, we issued an aggregate of $75,000 in Convertible Promissory Notes (the “Notes”) to six investors, including Alex Aliksanyan, our Chief Executive Officer and a director, Thomas M. Grbelja, our Chief Financial Officer, Secretary and a director, and William McLeod, President and a director. The Notes bear interest at the rate of 2.5% per annum and mature on February 28, 2019. Pursuant to the terms of the Notes, the holders of the Notes have the right, at their option, at any time, to convert the principal amount of the Notes, and any accrued interest, into our common stock at a conversion price of $0.12 per share. However, each holder of a Note will not have the right to convert any portion of his Note if the holder (together with his affiliates) would beneficially own in excess of 4.99% of the number of shares of our common stock outstanding immediately after giving effect to the conversion, as such percentage ownership is determined in accordance with the terms of the Note. Each Holder has the right to waive the foregoing conversion limitation, in whole or in part, upon and effective after 61 days prior written notice to us.

Employment Agreements

On August 17, 2018, we entered into employment agreements with Alex Aliksanyan, our Chief Executive Officer and a director, and Thomas M. Grbelja, our Chief Financial Officer, Secretary and a director.

Pursuant to the employment agreement with Alex Aliksanyan (the “Aliksanyan Employment Agreement”), Mr. Aliksanyan agreed to serve as our Chief Executive Officer, and we agreed to pay Mr. Aliksanyan an annual base salary of $120,000 per year. The initial term of the Aliksanyan Employment Agreement is 12 months and may be extended by mutual agreement between us and Mr. Aliksanyan. On or about August 28, 2018, we entered into an oral agreement with Mr. Aliksanyan, as memorialized by a First Amendment to Employment Agreement dated September 25, 2018, pursuant to which Mr. Aliksanyan agreed to continue receiving his 2017 annual salary of $36,000 per year in exchange for continued employment and our agreement to adopt an employee stock option plan or similar plan for compensating, incentivizing, retaining and attracting employees prior to June 30, 2019, from which Mr. Aliksanyan would be eligible to receive equity securities from time to time in the discretion of our board of directors.

Pursuant to the employment agreement with Thomas M. Grbelja (the “Grbelja Employment Agreement”), Mr. Grbelja agreed to serve as our Chief Financial Officer, devoting a minimum of 50% of his time and attention to his duties as Chief Financial Officer. We agreed to pay Mr. Grbelja an annual base salary of $70,000 per year. The initial term of the Grbelja Employment Agreement is 12 months and may be extended by mutual agreement between us and Mr. Grbelja. On or about August 28, 2018, we entered into an oral agreement with Mr. Grbelja, as memorialized by a First Amendment to Employment Agreement dated September 25, 2018, pursuant to which Mr. Grbelja agreed to continue receiving his 2017 annual salary of $24,000 per year in exchange for continued employment and our agreement to adopt an employee stock option plan or similar plan for compensating, incentivizing, retaining and attracting employees prior to June 30, 2019, from which Mr. Grbelja would be eligible to receive equity securities from time to time in the discretion of our board of directors.

Principal Executive Offices

Thomas M. Grbelja, our Chief Financial Officer, Secretary and a director, currently provides us with office space located at 201 W. Passaic St #301, Rochelle Park, NJ 07662. We do not currently pay Mr. Grbelja rent for our principal executive offices.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed for the years ended November 30, 2018 and 2017 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $18,500 and $22,000, respectively.

Audit - Related Fees

The aggregate fees billed in the fiscal years ended November 30, 2018 and 2017 for professional services rendered by the principal accountant for the review of the financial statements for the quarterly periods ended February 28, May 31, and August 31, of each year, and for the issuance of consents, were $12,000 and $0, respectively.

Tax Fees

For the fiscal years ended November 30, 2018 and 2017, our principal accountants did not render any services for tax compliance, tax advice, and tax planning work.

All Other Fees

None.

Of the fees described above for the years ended November 30, 2018 and 2017, all were approved by the entire Board of Directors.

PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements

The following financial statements are filed as part of this report:

(a)(2)	Financial Statement Schedules

We do not have any financial statement schedules required to be supplied under this Item.

(a)(3)	Exhibits

Refer to (b) below.

(b)	Exhibits

2.1 (1)	Contribution and Spin-Off Agreement, dated as of October 27, 2017, by and among RealBiz Media Group, Inc., Anshu Bhatnagar, for purposes of Section 2.3 only, NestBuilder.com Corp., and Alex Aliksanyan

2.2 (2)	Memorandum of Understanding dated December 29, 2016, by and between Anshu Bhatnagar and Alex Aliksanyan

2.3 (2)	Amended and Restated Agreement dated January 2, 2017, by and among RealBiz Media Group, Inc., Anshu Bhatnagar and Alex Aliksanyan

2.4 (2)	First Amendment to Contribution and Spin-Off Agreement dated as of January 29, 2018, by and between RealBiz Media Group, Inc., Anshu Bhatnagar, NestBuilder.com Corp., and Alex Aliksanyan

3.1 (1)	Articles of Incorporation of NestBuilder.com Corp.

3.2 (1)	Bylaws of NestBuilder.com Corp.

10.1 (3)	Settlement Agreement dated December 22, 2017, by and between Monaker Group, Inc., RealBiz Media Group, Inc., American Stock Transfer & Trust Company , LLC, and NestBuilder.com Corp.

10.2 (5)	Employment Agreement dated August 17, 2018, by and between Nestbuilder.com Corp. and Alex Aliksanyan

10.3 (5)	Employment Agreement dated August 17, 2018, by and between Nestbuilder.com Corp. and Thomas M. Grbelja

10.4 (5)	Employment Agreement dated August 17, 2018, by and between Nestbuilder.com Corp. and Julio Fernandez

10.5 (4)	Convertible Promissory Note dated August 17, 2018, by and between Nestbuilder.com Corp. and Alex Aliksanyan

10.6 (4)	Convertible Promissory Note dated August 17, 2018, by and between Nestbuilder.com Corp. and Thomas M. Grbelja

10.7 (4)	Convertible Promissory Note dated August 17, 2018, by and between Nestbuilder.com Corp. and Julio Fernandez

10.8 (4)	Convertible Promissory Note dated August 17, 2018, by and between Nestbuilder.com Corp. and Cardar Investments Limited

10.9 (4)	Convertible Promissory Note dated August 17, 2018, by and between Nestbuilder.com Corp. and Security Research Associates, Inc.

10.10 (4)	Convertible Promissory Note dated August 17, 2018, by and between Nestbuilder.com Corp. and William McLeod

10.11	Settlement Agreement dated September 18, 2018, by and between NestBuilder.com Corp. and Power Up Lending Group Ltd.

10.12	First Amendment to Employment Agreement dated September 25, 2018, by and between Alex Aliksanyan and NestBuilder.com Corp.

10.13	First Amendment to Employment Agreement dated September 25, 2018, by and between Thomas M. Grbelja and NestBuilder.com Corp.

10.14	Settlement Agreement dated October 11, 2018, by and between NestBuilder.com Corp. and JSJ Investments, Inc.

99.1 (6)	Information Statement of NestBuilder.com Corp. dated July 23, 2018

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from our registration statement on Form 10, filed with the Commission on December 22, 2017.

(2)	Incorporated by reference from Amendment No. 1 to our registration statement on Form 10/A, filed with the Commission on February 20, 2018.

(3)	Incorporated by reference from Amendment No. 2 to our registration statement on Form 10/A, filed with the Commission on March 23, 2018.

(4)	Incorporated by reference from our Current Report on Form 8-K, filed with the Commission on August 23, 2018.

(5)	Incorporated by reference from our Current Report on Form 8-K/A, filed with the Commission on August 24, 2018.

(6)	Incorporated by reference from Amendment No. 5 to our registration statement on Form 10/A, filed with the Commission on July 23, 2018.

* Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nestbuilder.com Corp.

Dated: February 28, 2019		/s/ Alex Aliksanyan
	By:	Alex Aliksanyan
	Its:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: February 28, 2019		/s/ Alex Aliksanyan
	By:	Alex Aliksanyan
	Its:	Chief Executive Officer and Director

Dated: February 28, 2019		/s/ Thomas M. Grbelja
	By:	Thomas M. Grbelja
	Its:	Chief Financial Officer, Secretary and Director

