Form 10-Q
period 2019-02-28
Nestbuilder.com Corp.
filed 2019-04-12
CIK 1725516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2019

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

As of April 10, 2019, there were 1,443,196 shares of common stock, par value $0.0001, issued and outstanding.

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

ITEM 1	Financial Statements

NESTBUILDER.COM CORP.

Balance Sheets

(Unaudited)

	February 28, 2019	November 30, 2018

Assets
Current Assets
Cash	$181,866	$240,925
Accounts receivable, net of allowance for doubtful accounts	3,825	-
Prepaid expenses	3,300	3,300
Total current assets	188,991	244,225

Total assets	$188,991	$244,225

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued expenses	$102,499	$113,043
Convertible promissory notes payable	76,023	75,550
Total current liabilities	178,522	188,593

Total liabilities	178,522	188,593

Commitments and Contingencies (Note 9)

Stockholders’ Equity
Preferred stock, $0.0001 par value 25,000,000 shares authorized; 0 shares issued and outstanding at February 28, 2019 and November 30, 2018, respectively
Common stock, $0.0001 par value; 250,000,000 shares authorized; 1,443,196 shares issued and outstanding at February 28, 2019 and 1,433,196 shares issued and outstanding at November 30, 2018.	144	143

Additional paid-in-capital	186,303	181,304
Accumulated deficit	(175,978)	(125,815)
Total stockholders’ equity	10,469	55,632

Total liabilities and stockholders’ equity	$188,991	$244,225

The accompanying notes are an integral part of these unaudited financial statements

NESTBUILDER.COM CORP.

Statements of Operations

(Unaudited)

	For the three months ended
	February 28,
	2019	2018
Revenues
Real estate media revenue	$46,850	$71,740

Cost of revenues	28,976	26,359

Gross profit	17,874	45,381

Operating expenses
Salaries and benefits	19,960	28,042
Marketing and promotions expense	27,513	169
General and administrative	20,564	19,082
Total operating expenses	68,037	47,293

Operating (loss)	(50,163)	(1,912)

Other income (expense)
Unrealized loss on marketable securities	-	(6,370)
Gain on legal settlements	-	162,370
Legal fees in connection with legal settlements	-	(37,000)
Total other income (expense)	-	119,000

Net income (loss)	$(50,163)	$117,088

Weighted average number of shares outstanding	419,359	100

Basic and diluted net (loss) income per share	$(0.12)	$1,170.88

The accompanying notes are an integral part of these unaudited financial statements.

NESTBUILDER.COM CORP.

Statement of Changes in Stockholders’ Equity (Deficit)

	Common Stock				Total
	Shares	Par Value	Paid-In Capital	Accumulated Deficit	Stockholders’ (Deficit)
Balance, November 30, 2017	100		$(34,533)	$(319,989)	$(354,222)

Net income				$117,088	$117,088

Balance, February 28, 2018	100		$(34,533)	$(202,901)	$(237,434)

	Common Stock		Additional		Total
	Shares	Par Value	Paid-In Capital	Accumulated Deficit	Stockholders’ Equity
Balance, November 30, 2018	1,433,196	143	$181,304	$(125,815)	$55,632

Net loss				(50,163)	(50,163)

Issuance of common shares	10,000	1	4,999		5,000

Balance, February 28, 2019	1,443,196	$144	$186,303	$(175,978)	$10,469

The accompanying notes are an integral part of these unaudited financial statements.

NESTBUILDER.COM CORP.

Statements of Cash Flows

(Unaudited)

	For the three months ended
	February 28,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$(50,163)	$117,088
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Unrealized loss on marketable securities	-	6,370
Marketable securities received in connection with legal settlements		(32,370)
Changes in operating assets and liabilities:
Increase in accrued interest	473
(Increase) decrease in accounts receivable	(3,825)	(955)
Increase (decrease) in accounts payable and accrued expenses	(10,544)	(12,519)
Net cash provided by (used in) operating activities	(64,059)	77,614

Cash flows from investing activities:

Net cash (used in) and provided by investing activities	-	-

Cash flows from financing activities:
Proceeds from issuance of common stock	5,000	-
Net cash provided by financing activities	5,000	-

Net increase (decrease) in cash	(59,059)	77,614

Cash at beginning of period	240,925	21,665

Cash at end of period	$181,866	$99,279

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

NESTBUILDER.COM CORP.

CONDENSED NOTES TO THE FINANCIAL STATEMENTS

FEBRUARY 28, 2019

UNAUDITED

NOTE 1: ORGANIZATION AND NATURE OF BUSINESS

Organization

We were incorporated in the State of Nevada on January 10, 2017 as a wholly-owned subsidiary of RealBiz Media Group, Inc., a Delaware corporation (“RealBiz”). On July 31, 2018, RealBiz effectuated our spin-off from RealBiz. Upon completion of the spin-off, RealBiz stockholders owned 100% of the outstanding shares of our common stock. The spin-off was effectuated by way of a pro rata distribution of our common stock to the RealBiz stockholders of record as of July 2, 2018. Each RealBiz stockholder received one share of our common stock for every 900 shares of RealBiz common stock held by such stockholder on the record date. The spinoff resulted in the issuance of 1,361,596 Nestbuilder.com common shares.

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

Cost Allocations

Prior to July 31, 2018, RealBiz Media Group, Inc. charged its operating subsidiaries for various corporate costs incurred in the operation of the business based on the specific identification of the expense. Accordingly, no significant additional cost allocations were necessary for the preparation of these financial statements. Actual costs that would have been incurred if Nestbuilder.com Corp. had been a standalone company would depend on multiple factors, including organizational structure, capital structure, and strategic decisions made in various areas, including information technology and infrastructure. Transactions between Realbiz Media Group, Inc. and Nestbuilder.com Corp. have been included as related party transactions in these financial Statements and are considered to be effectively settled for cash at the time the transaction is recorded. The total net effect of the settlement of these transactions is reflected in the Statements of Cash Flows as a financing activity.

Products and Services

We currently offer the following products and services:

Enterprise Video Production: We service some of the largest and well-known franchisor accounts in the North America Real Estate Market in compiling listings into a Video format and distributing to those franchisor’s websites, brokers and agents and lead generation platforms 24/7. Some of these multiyear contracts produced over 10 million video listings from 2012-2014. These volumes, however, have declined in 2018 and 2019. We currently have the ability to produce over 15,000 videos per day and have exclusive agreements with key players such as NRT systems.

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

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (all of which are of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three months ended February 28, 2019 are not indicative of the results that may be expected for the year ending November 30, 2018 or for any other future period. These unaudited financial statements and the unaudited condensed notes thereto should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Form 10 for the year ended November 30, 2018, filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2019.

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

Cash and Cash Equivalents

The Company considers all unrestricted demand deposits, money market funds and highly liquid debt instruments with an original maturity of less than 90 days to be cash and cash equivalents. There were no cash equivalents as of February 28, 2019 and November 30, 2018.

Accounts Receivable

The Company regularly reviews outstanding receivables and provides for estimated losses through an allowance for doubtful accounts. In evaluating the level of established loss reserves, the Company makes judgments regarding its customers’ ability to make required payments, economic events, and other factors. As the financial condition of these parties change, and circumstances develop or additional information becomes available, adjustments to the allowance for doubtful accounts may be required. The Company maintains reserves for potential credit losses, and such losses traditionally have been within its expectations. The Company has determined the allowance for doubtful accounts is not required.

Property and Equipment

All expenditures on the acquisition for property and equipment are recorded at cost and capitalized as incurred, provided the asset benefits the Company for a period of more than one year. Expenditures on routine repairs and maintenance of property and equipment are charged directly to operating expense. The property and equipment are depreciated based upon its estimated useful life after being placed in service. The estimated useful life of computer equipment is 3 years. When equipment is retired, sold or impaired, the resulting gain or loss is reflected in earnings. The Company’s Property and Equipment are fully depreciated.

Impairment of Long-Lived Assets

In accordance with Accounting Standards Codification 360-10, “Property, Plant, and Equipment”, the Company periodically reviews its long- lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not impair any long-lived assets as of February 28, 2019 and November 30, 2018.

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

Financial instruments consist principally of cash, accounts receivable, prepaid expenses,accounts payable, accrued liabilities and other current liabilities. The carrying amounts of such financial instruments in the accompanying balance sheets approximate their fair values due to their relatively short- term nature. The fair value of long-term debt is based on current rates at which the Company could borrow funds with similar remaining maturities. The carrying amounts approximate fair value. It is management’s opinion that the Company is not exposed to any significant currency or credit risks arising from these financial instruments.

Revenue Recognition

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). This standard provides a single model for revenue arising from contracts with customers and supersedes current revenue recognition guidance. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Nestbuilder adopted the standard effective December 1, 2018 retrospectively.

Revenue from Contracts with Customers

Revenue is recognized when all of the following criteria are met:

• Identification of the contract, or contracts, with a customer - A contract with a customer exists when (i) we enter into an enforceable contract with a customer that defines each party’s rights regarding the goods or services to be transferred and identifies the payment terms related to these goods or services, (ii) the contract has commercial substance and the parties are committed to perform, and (iii) we determine that collection of substantially all consideration to which it will be entitled in exchange for goods or services that will be transferred is probable based on the customer’s intent and ability to pay the promised consideration.

• Identification of the performance obligations in the contract - Performance obligations promised in a contract are identified based on the goods or services that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the goods or service either on its own or together with other resources that are readily available from third parties or from us, and are distinct in the context of the contract, whereby the transfer of the goods or services is separately identifiable from other promises in the contract. To the extent a contract includes multiple promised goods or services, we apply judgment to determine whether promised goods or services are capable of being distinct and distinct in the context of the contract. If these criteria are not met the promised goods or services are accounted for as a combined performance obligation.

• Determination of the transaction price - The transaction price is determined based on the consideration to which we will be entitled in exchange for transferring goods or services to the customer adjusted for estimated variable consideration, if any. We typically estimate the transaction price impact of discounts offered to the customers for early payments on receivables or rebates based on channel partner sales achievements. Constraints are applied when estimating variable considerations based on historical experience where applicable.

• Allocation of the transaction price to the performance obligations in the contract - If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative SSP basis. Determination of SSP requires judgment. We determine standalone selling price taking into account available information such as historical selling prices of the performance obligation, geographic location, overall strategic pricing objective, market conditions and internally approved pricing guidelines related to the performance obligations.

• Recognition of revenue when, or as, we satisfy performance obligation - We satisfy performance obligations either over time or at a point in time as discussed in further detail below. Revenue is recognized at or over the time the related performance obligation is satisfied by transferring a promised good or service to a customer.

Cost of Revenues

Cost of revenues includes costs attributable to services sold and delivered. These costs include engineering costs incurred to maintain our networks.

Advertising Expense

Advertising costs are charged to expense as incurred and are included in marketing and promotions expense in the accompanying financial statements. Advertising expense for the three months ended February 28, 2019 and 2018 was $27,513 and $169, respectively.

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

The Company recognizes expenses for tax penalties and interest assessed by the Internal Revenue Service and other taxing authorities upon receiving valid notice of assessments. The Company has received no such notices as of February 28, 2019.

Marketable securities

In January 2018, as part of the Monaker lawsuit settlement, the Company received $32,370 of their common shares, which we have classified as “available for sale” securities. Pursuant to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” our marketable securities are marked to market on a quarterly basis, with unrealized gains and losses being reflected as a component of other income. Those securities were sold during the last fiscal year and are not included in these balance sheets.

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

Recently Issued Accounting Standards

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

At February 28, 2019, the Company had working capital of $10,469 and accumulated deficit of $175,978. It is management’s opinion that these facts raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the date of this filing, without additional debt or equity financing. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts nor to the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Note 4: Property and Equipment

At February 28, 2019 and November 30, 2018 Company’s property and equipment are as follows:

	Estimated Life (in years)	February 28, 2019	November 30, 2018

Office equipment	3	$82,719	$82,719
Less: accumulated depreciation		(82,719)	(82,719)
		$-	$-

The Company’s fixed assets are fully depreciated.

NOTE 5: ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The Company’s accounts payable and accrued expenses are as follows:

	February 28, 2019	November 30, 2018
Trade payables and accruals	$102,499	$113,043
Total accounts payable and accrued expenses	$102,499	$113,043

NOTE 6: DUE FROM/TO AFFILIATES

During the normal course of business, our parent, RealBiz, received and/or made advances for operating expenses and various debt obligation conversions to/from its former parent company, Monaker Group, Inc. (“Monaker”). As a result of these transactions, RealBiz has recorded a receivable of $1,287,517 as of November 30, 2017, respectively. On May 11, 2016, RealBiz filed a lawsuit against Monaker seeking collection of this balance. All recoveries and liabilities associated with Monaker lawsuits have been transferred to Nestbuilder pursuant to the Contibution and Spin-Off Agreement. Due to uncertainty surrounding our ability to collect this amount, management has recorded an allowance against the full amount of this receivable. On January 2, 2018 this matter was settled for $63,000 in cash (net of legal fees of $37,000) and $32,370 marketable securities of Monaker.

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

Convertible Promissory Notes

Mr. Aliksanyan and Mr. Grbelja are both officers and board members of the Company were issued convertible promissory notes in the amount of $12,500 each. Mr. McLeod is our President and also a board member was issued a convertible promissory note for $12,500. All notes were issued during August 2018.

NOTE 8: STOCKHOLDERS’ EQUITY

The total number of shares of all classes of stock that the Company shall have the authority to issue is 275,000,000 shares consisting of: 250,000,000 shares of common stock with a $0.0001 par value per shares; and 25,000,000 shares of preferred stock, par value $0.0001 per share. As of February 28, 2019, there were 1,443,196 common shares issued and outstanding and no preferred shares issued and outstanding.

The original issued and outstanding shares of common stock were owned by the shareholders of our former parent company, RealBiz, as a result of the spin-off of the Company effectuated by RealBiz on July 31, 2018. The existing Realbiz shareholders at the time of the spin-off were issued 1,109,069 shares of Nestbuilder (conversion of 900 to 1). Furthermore, on September 18, 2018 and October 11, 2018, we entered into settlement agreements with two holders (the “RealBiz Noteholders”) of three convertible promissory notes issued to the RealBiz Noteholder by RealBiz, our former parent company (collectively, the “RealBiz Notes”). The RealBiz Noteholders claimed that under the RealBiz Notes it was contractually entitled to receive shares of our common stock in connection with our spin-off from RealBiz on July 31, 2018. Pursuant to the settlement agreement, we issued to the RealBiz Noteholders a total of 252,527 unrestricted shares of our common stock in connection with our spin-off from RealBiz in exchange for a release of any additional claims arising out of the RealBiz Notes and our spin-off from RealBiz. Additionally, during 2018, two private placements were completed with the sale of 71,500 common shares that raised $108,280, as further detailed below. During 2018, $108,000 were identified as intercompany related and therefore the Company adjusted its accounts payable related to those balances as an adjustment to additional paid in capital.

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

On January 10, 2019, we issued a total of 10,000 shares of our common stock to one investor in exchange for $5,000. The issuance was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, and the investor was accredited and familiar with our operations and there was no solicitation in connection with the issuance.

NOTE 9: CONVERTIBLE PROMISSORY NOTES PAYABLE

On November 30, 2018, the Company issued six promissory notes (the “Convertible Notes”), in the principal amount totaling $75,000, which includes notes payables to certain officers and board members of the Company, namely Mr. Aliksanyan, Mr. McLeod and Mr. Grbelja, in the amount of $12,500 each (See note 7). The Convertible Notes accrue interest at a rate of 2.5% per annum and mature on April 30, 2019 (after extension agreed to by note holders). Pursuant to the terms of the Convertible Notes, the Company may prepay the principal amount of the note together with accrued interest at any time prior to the date of maturity without a prepayment penalty

Pursuant to the terms of the Convertible Notes, the holders of the Convertible Notes have the right, at their option, at any time, to convert the principal amount of the Convertible Notes, and any accrued interest, into our common stock at a conversion price of $0.12 per share. However, each holder of a Convertible Note will not have the right to convert any portion of his Convertible Note if the holder (together with his affiliates) would beneficially own in excess of 4.99% of the number of shares of our common stock outstanding immediately after giving effect to the conversion, as such percentage ownership is determined in accordance with the terms of the Convertible Notes. Each Holder has the right to waive the foregoing conversion limitation, in whole or in part, upon and effective after 61 days prior written notice to us. The Company has accrued $473 in interest on those notes as of February 28, 2019 which is included in the convertible promissory notes payable balance. If all of the Convertible Notes were converted, the Company would be required to issue 633,525 shares of common stock to the noteholders.

NOTE 10: SUBSEQUENT EVENTS

On February 28, 2019, we executed a Note Extension Agreement with each of the holders of the Convertible Notes, including the Convertible Notes held by our officers and directors, Mr. Aliksanyan, Mr. McLeod and Mr. Grbelja, extending the maturity date of the Convertible Notes to March 31, 2019. On March 31, 2019, we executed another Note Extension Agreement with each of the holders of the Convertible Notes, including the Convertible Notes held by our officers and directors, Mr. Aliksanyan, Mr. McLeod and Mr. Grbelja, extending the maturity date of the Convertible Notes to April 30, 2019.

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

On July 31, 2018, RealBiz effectuated our spin-off from RealBiz. Upon completion of the spin-off, RealBiz stockholders owned 100% of the outstanding shares of our common stock. The spin-off was effectuated by way of a pro rata distribution of our common stock to the RealBiz stockholders of record as of July 2, 2018. Each RealBiz stockholder received one share of our common stock for every 900 shares of RealBiz common stock held by such stockholder on the record date. As of August 31, 2018, a total of 1,361,596 shares were issued as part of this spin-off.

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

Results of Operations for the Three Months Ended February 28, 2019 and 2018

Revenues

Total revenue for the three months ended February 28, 2019 was $46,850 compared to $71,740 for the three months ended February 28, 2018, a decrease of $24,890 or 35%. The decrease is primarily a result of declining legacy virtual tour business, due primarily to the loss of our top two franchise accounts, who took their video production business in house. Our legacy “on demand” video business has been declining on average 35% per year over the past two years. This trend is driven by our once unique technology being commoditized and offered as a “free” tool by many real estate web site producers. Additionally, Century 21, one of the largest mass media real estate agencies, has offered every agent a free web site that includes free videos. Thus, many “on demand” C21 customers have left our business. We envision these trends continuing for the foreseeable future and see significant risks to the future of our legacy business.

Cost of Revenue

Cost of revenues totaled $28,976 for the three months ended February 28, 2019, compared to $26,358 for the three months ended February 28, 2018, representing an increase of $2,618, or 9.9%. Cost of revenues consists primarily of engineering and server costs incurred in connection with maintenance of our online networks, and the decrease in cost is in line with lower revenues.

Operating Expenses

Our operating expenses, which include salaries and benefits, marketing and promotion and general and administrative expenses, increased 43.8% to $68,037, for the three months ended February 28, 2019, compared to $47,293 for the three months ended February 28, 2018. The increase was primarily due to higher marketing and promotional expenses as we are spending primarily on the marketing of our recently completed direct to consumer website. Marketing and promotion expenses increased $27,344 and amounted to $27,513 for the three months ended February 28, 2019 compared to $169 for the three months ended February 28, 2018. Payroll related expenses decreased $8,082 or 28.8% to $19,960 for the three months ended February 28, 2019 compared to $28,042 for the same three-month period last year. The decline is due to reduction of the customer service personnel which is consistent with our declining revenue base.

General and administrative expenses amounted to $20,564 and $19,082 for the three months ended February 28, 2019 and 2018, respectively. A breakdown of general and administrative expenses is as follows:

	Three Months Ended
	February 28,
Expense	2019	2018	Increase/(Decrease)
Professional Fees	$16,921	$9,229	$7,692
Insurance	750	2,626	(1,876)
Other	2,893	7,227	(4,334)
Total	$20,564	$19,082	$1,482

Other Income (Expenses)

Our other income, net, decreased by $119,000 for the three months ended February 28, 2019 versus the prior year. A summary of other income (expense) is as follows:

	Three Months Ended
	February 28,
	2019	2018	Increase/(Decrease)
Gain on legal settlements	$-	$162,370	$(162,370)
Unrealized loss on marketable securities	-	(6,370)	6,370
Legal fees in connection with legal settlements	-	(37,000)	37,000
Total	$-	$119,000	$(119,000)

Net Income/Loss

We had net loss of $50,163 for the three months ended February 28, 2019, compared to net income of $117,088 the three months ended February 28, 2018, a decrease of $167,251.

Liquidity and Capital Resources; Anticipated Financing Needs

At February 28, 2019, we had $181,866 cash on-hand, a decrease of $59,059 from the beginning of the year balance of $240,925.

Net cash used in operating activities was $64,059 for the three months ended February 28, 2019, a decrease of $141,673 from $77,614 of cash provided by operations during the three months ended February 28, 2018. This decrease was primarily due gains on legal settlements in the prior year and funding the operating loss for the current fiscal period.

Net cash provided by investing activities was $-0- for the three months ended February 28, 2019 and 2018.

Net cash provided by financing activities was $5,000 for the three months ended February 28, 2019 from common stock issuances and $-0- for three months ended February 28, 2018.

Our ability to continue as a going concern on a long-term basis is dependent upon our ability to generate sufficient cash flow from operations to meet our obligations on a timely basis, to obtain additional financing and ultimately attain profitability.

Based solely on our own internal estimates without the benefit of any independent third-party evaluation, we anticipate that our cash and cash flow will not be sufficient to satisfy our cash requirements over the next twelve months and we will likely require significant external financing. The magnitude of the additional financing and its timing is not yet precisely known. In the event that we are able to secure a sufficient amount of additional financing on a timely basis and on generous terms, it may include the issuance of equity or debt securities, obtaining credit facilities, or entering into other financing arrangements on such terms as then existing market conditions require. In the event that we were to issue additional equity or debt securities, stockholders may experience significant dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. And in the case of any issuance of one or more debt securities, the debt covenants may restrict our operating ability and our ability to raise additional financing from debt. Our ability to obtain additional capital on terms that are reasonable cannot be assured. We may be forced to obtain additional capital on terms that could limit our long term ability to remain in business or otherwise materially restrict our operations.

Critical Accounting Policies

In December 20001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We have identified the policies below as critical to our understanding of the results of our business operations. We discuss the impact and any associated risks related to these policies on our business operations throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results.

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

Revenue Recognition.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). This standard provides a single model for revenue arising from contracts with customers and supersedes current revenue recognition guidance. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Nestbuilder adopted the standard effective December 1, 2018 retrospectively.

Revenue from Contracts with Customers

Revenue is recognized when all of the following criteria are met:

•Identification of the contract, or contracts, with a customer - A contract with a customer exists when (i) we enter into an enforceable contract with a customer that defines each party’s rights regarding the goods or services to be transferred and identifies the payment terms related to these goods or services, (ii) the contract has commercial substance and the parties are committed to perform, and (iii) we determine that collection of substantially all consideration to which it will be entitled in exchange for goods or services that will be transferred is probable based on the customer’s intent and ability to pay the promised consideration.

•Identification of the performance obligations in the contract - Performance obligations promised in a contract are identified based on the goods or services that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the goods or service either on its own or together with other resources that are readily available from third parties or from us, and are distinct in the context of the contract, whereby the transfer of the goods or services is separately identifiable from other promises in the contract. To the extent a contract includes multiple promised goods or services, we apply judgment to determine whether promised goods or services are capable of being distinct and distinct in the context of the contract. If these criteria are not met the promised goods or services are accounted for as a combined performance obligation.

•Determination of the transaction price - The transaction price is determined based on the consideration to which we will be entitled in exchange for transferring goods or services to the customer adjusted for estimated variable consideration, if any. We typically estimate the transaction price impact of discounts offered to the customers for early payments on receivables or rebates based on channel partner sales achievements. Constraints are applied when estimating variable considerations based on historical experience where applicable.

•Allocation of the transaction price to the performance obligations in the contract - If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative SSP basis. Determination of SSP requires judgment. We determine standalone selling price taking into account available information such as historical selling prices of the performance obligation, geographic location, overall strategic pricing objective, market conditions and internally approved pricing guidelines related to the performance obligations.

•Recognition of revenue when, or as, we satisfy performance obligation - We satisfy performance obligations either over time or at a point in time as discussed in further detail below. Revenue is recognized at or over the time the related performance obligation is satisfied by transferring a promised good or service to a customer.

Income Taxes.

The Company accounts for income taxes using an asset and liability approach to financial accounting and reporting for income taxes. Accordingly, deferred tax assets and liabilities arise from the difference between the tax basis of an asset or liability and its reported amount in the financial statements. Deferred tax amounts are determined using the tax rates expected to be in effect when the taxes will actually be paid or refunds received, as provided under currently enacted tax law. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense or benefit is the tax payable or refundable, respectively, for the period plus or minus the change in deferred tax assets and liabilities during the period. The Company has recorded a full valuation allowance for its net deferred tax assets as of February 28, 2019 and November 30, 2018 because realization of those assets is not reasonably assured.

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

The Company believes its income tax filing positions and deductions will be sustained upon examination and, accordingly, no reserves, or related accruals for interest and penalties has been recorded at February 28, 2019 and 2018.

Share-Based Compensation

The Company accounts for stock incentive plans by measurement and recognition of compensation expense for all stock-based awards based on estimated fair values, net of estimated forfeitures. Share-based compensation expense includes compensation cost for restricted stock awards and stock options. The Company uses the Black-Scholes option-pricing model to determine the fair value of options granted as of the grant date. There was no share- based compensation for the quarters ended February 28, 2019 and 2018.

Accounts Receivable.

The Company regularly reviews outstanding receivables and provides for estimated losses through an allowance for doubtful accounts. In evaluating the level of established loss reserves, the Company makes judgments regarding its customers’ ability to make required payments, economic events, and other factors. As the financial condition of these parties change, circumstances develop or additional information becomes available, adjustments to the allowance for doubtful accounts may be required. The Company maintains reserves for potential credit losses, and such losses traditionally have been within its expectations. The Company has determined the allowance for doubtful accounts to be $-0- as of February 28, 2019, and November 30, 2018.

Recently Issued Accounting Standards

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

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Disclosure controls and procedures include, without limitation, controls and other procedures that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of February 28, 2019.

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

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our financial statements may not be prevented or detected on a timely basis. In light of this material weakness, we performed additional analyses and procedures in order to conclude that our unaudited financial statements for the quarter ended February 28, 2019, included in this Quarterly Report on Form 10-Q were fairly stated in accordance with GAAP. Accordingly, management believes that despite our material weaknesses, our unaudited financial statements for the quarter ended February 28, 2019 are fairly stated, in all material respects, in accordance with GAAP.

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

There is no information required to be disclosed by this Item.

ITEM 1A	Risk Factors

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds

On January 10, 2019, we issued a total of 10,000 shares of our common stock to one investor in exchange for $5,000. The issuance was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, and the investor was accredited and familiar with our operations and there was no solicitation in connection with the issuance.

ITEM 3	Defaults Upon Senior Securities

There is no information required to be disclosed by this Item.

ITEM 4	Mine Safety Disclosures

There is no information required to be disclosed by this Item.

ITEM 5	Other Information

There is no information required to be disclosed by this Item.

ITEM 6	Exhibits

Exhibit No.	Exhibit Description

2.1 (1)	Contribution and Spin-Off Agreement, dated as of October 27, 2017, by and among RealBiz Media Group, Inc., Anshu Bhatnagar, for purposes of Section 2.3 only, NestBuilder.com Corp., and Alex Aliksanyan

2.2 (2)	Memorandum of Understanding dated December 29, 2016, by and between Anshu Bhatnagar and Alex Aliksanyan

2.3 (2)	Amended and Restated Agreement dated January 2, 2017, by and among RealBiz Media Group, Inc., Anshu Bhatnagar and Alex Aliksanyan

2.4 (2)	First Amendment to Contribution and Spin-Off Agreement dated as of January 29, 2018, by and between RealBiz Media Group, Inc., Anshu Bhatnagar, NestBuilder.com Corp., and Alex Aliksanyan

3.1 (1)	Articles of Incorporation of NestBuilder.com Corp.

3.2 (1)	Bylaws of NestBuilder.com Corp.

99.1 (3)	Information Statement of NestBuilder.com Corp. dated July 23, 2018

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Nestbuilder.com Corp.

Dated: April 12, 2019	By:	/s/ Alex Aliksanyan
	Name:	Alex Aliksanyan
	Title:	President

