Form 10-Q
period 2019-05-31
Nestbuilder.com Corp.
filed 2019-07-15
CIK 1725516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2019

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

Large accelerated filer [ ]		Accelerated filer [ ]

Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes [X] No

Applicable only to corporate issuers

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of July 10, 2019, there were 1,673,253 shares of common stock, $0.0001 par value, issued and outstanding.

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

ITEM 1	Financial Statements

NESTBUILDER.COM CORP.

Balance Sheets

	May 31, 2019	November 30, 2018
	(Unaudited)
Assets
Current Assets
Cash	$271,886	$240,925
Accounts receivable, net of allowance for doubtful accounts	3,800	-
Prepaid expenses	3,300	3,300
Total current assets	278,986	244,225

Total assets	$278,986	$244,225

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued expenses	$108,499	$113,043
Convertible promissory notes payable	76,498	75,550
Total current liabilities	184,997	188,593

Total liabilities	184,997	188,593

Commitments and Contingencies (Note 9)

Stockholders’ Equity (Deficit)
Convertible preferred stock, $0.0001 par value 25,000,000 shares designated; 280,000 shares issued and outstanding at May 31, 2019 and -0- on November 30, 2018.	28	-
Common stock, $0.0001 par value; 250,000,000 shares authorized; 1,673,253 and 1,433,196 shares issued and outstanding at May 31, 2019 and November 30, 2018.	167	143

Additional paid-in-capital	321,277	181,304
Accumulated deficit	(227,483)	(125,815)
Total stockholders’ equity	93,989	55,632

Total liabilities and stockholders’ equity	$278,986	$244,225

The accompanying condensed notes are an integral part of these unaudited financial statements.

NESTBUILDER.COM CORP.

Statements of Operations

(Unaudited)

	For the three months ended		For the six months ended
	May 31,		May 31,
	2019	2018	2019	2018
Revenues
Real estate media revenue	$36,078	$75,441	$82,928	$147,611

Cost of revenues	25,282	31,166	54,258	62,368

Gross profit	10,796	44,275	28,670	85,243

Operating expenses
Salaries and benefits	16,542	22,576	36,502	51,141
Selling and promotions expense	30,623	615	58,136	784
Depreciation and amortization expense	-	-	-	-
General and administrative	20,872	45,681	35,700	59,228
Total operating expenses	62,301	68,872	130,338	111,153

Operating loss	(51,505)	(24,597)	(101,668)	(25,910)

Other income (expense)
Loss on marketable securities	-	(23,462)	-	(29,832)
Gain on legal settlements	-	16,654	-	179,023
Legal fees in connection with legal settlements	-	-	-	(37,000)
Total other income (expense)	-	(6,808)	-	112,191

Net income (loss)	$(51,505)	$(31,405)	$(101,668)	$86,282

Weighted average number of shares outstanding	1,581,941	100	1,581,941	100

Basic and diluted net loss per share	$(0.03)	$(314)	$(0.06)	$863

The accompanying condensed notes are an integral part of these unaudited financial statements.

NESTBUILDER.COM CORP.

Statement of Changes in Stockholders’ Equity (Deficit)

(Unaudited)

For the three and six months ended May 31, 2019 and 2018

	Common Stock		Preferred Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Equity
Balance, November 30, 2018	1,433,196	$143	-	$-	$181,304	$(125,815)	$55,632

Net loss						(50,163)	(50,163)

Issuance of common shares	10,000	1			4,999		5,000

Balance February 28, 2019	1,443,196	144	-	-	186,303	(175,978)	10,469

Net loss						(51,505)	(51,505)

Issuance of common shares	28,900	3			65,022		65,025

Issuance of common shares spin off	201,157	20			(20)		-

Issuance of Series A convertible preferred shares			280,000	28	69,972		70,000

Balance, May 31, 2019	1,673,253	$167	280,000	$28	$321,277	$(227,483)	$93,989

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Par Value	Capital	Deficit	Deficit
Balance, November 30, 2017	100	$-	$(34,533)	$(319,989)	$(354,522)

Net income				117,687	117,687

Balance, February 28, 2018	100	$-	$(34,533)	$(202,302)	(236,835)

Net loss				(31,405)	(31,405)

Balance, May 31, 2018	100		$(34,533)	$(233,707)	(268,240)

The accompanying condensed notes are an integral part of these unaudited financial statements.

NESTBUILDER.COM CORP.

Statements of Cash Flows

(Unaudited)

	For the six months ended
	May 31,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$(101,668)	$86,282
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Realized loss on marketable securities	-	29,832
Marketable securities received in connection with legal settlements	-	(49,025)
Amortization and depreciation	-	-
Changes in operating assets and liabilities:
Increase in accrued interest on notes payable	948
(Increase) decrease in accounts receivable	(3,800)	(4,286)
Increase (decrease) in accounts payable and accrued expenses	(4,544)	(6,863)
Net cash provided by (used in) operating activities	(109,064)	55,940

Cash flows from investing activities:
Net cash provided by (used in) investing activities	-	-

Cash flows from financing activities:
Proceeds from issuance of common stock	70,025	-
Proceeds from issuance of preferred stock	70,000	-

Net cash provided by (used in) financing activities	140,025	-

Net increase (decrease) in cash	30,961	55,940

Cash at beginning of period	240,925	21,666

Cash at end of period	$271,886	$77,606

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$1,033
Income taxes	$-	$-

The accompanying condensed notes are an integral part of these unaudited financial statements.

NESTBUILDER.COM CORP.

CONDENSED NOTES TO THE FINANCIAL STATEMENTS

May 31, 2019

Unaudited

NOTE 1: ORGANIZATION AND NATURE OF BUSINESS

Organization

We were incorporated in the State of Nevada on January 10, 2017 as a wholly owned subsidiary of RealBiz Media Group, Inc., a Delaware corporation (“RealBiz”). On July 31, 2018, RealBiz effectuated our spin-off from RealBiz. Upon completion of the spin-off, RealBiz stockholders owned 100% of the outstanding shares of our common stock. The spin-off was effectuated by way of a pro rata distribution of our common stock to the RealBiz stockholders of record as of July 2, 2018. Each RealBiz stockholder received one share of our common stock for every 900 shares of RealBiz common stock held by such stockholder on the record date. The spinoff resulted in the issuance of 1,361,596 Nestbuilder.com common shares.

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

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (all of which are of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three and six months ended May 31, 2019 are not indicative of the results that may be expected for the year ending November 30, 2019 or for any other future period. These unaudited financial statements and the unaudited condensed notes thereto should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Form 10k for the year ended November 30, 2018 filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2019.

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

Cash and Cash Equivalents

For purposes of net assets contributed presentation, the Company considers all unrestricted demand deposits, money market funds and highly liquid debt instruments with an original maturity of less than 90 days to be cash and cash equivalents. There were no cash equivalents as of May 31, 2019 and November 30, 2018.

Accounts Receivable

The Company regularly reviews outstanding receivables and provides for estimated losses through an allowance for doubtful accounts. In evaluating the level of established loss reserves, the Company makes judgments regarding its customers’ ability to make required payments, economic events, and other factors. As the financial condition of these parties’ change, and circumstances develop or additional information becomes available, adjustments to the allowance for doubtful accounts may be required. The Company maintains reserves for potential credit losses, and such losses traditionally have been within its expectations. The Company has determined that there is no requirement for an allowance for doubtful accounts at May 31, 2019 and November 30, 2018.

Property and Equipment

All expenditures on the acquisition for property and equipment are recorded at cost and capitalized as incurred, provided the asset benefits the Company for a period of more than one year. Expenditures on routine repairs and maintenance of property and equipment are charged directly to operating expense. The property and equipment are depreciated based upon its estimated useful life after being placed in service. The estimated useful life of computer equipment is 3 years. When equipment is retired, sold or impaired, the resulting gain or loss is reflected in earnings. The Company recorded no depreciation expense for the three and six months ended May 31, 2019 and 2018, respectively.

Impairment of Long-Lived Assets

In accordance with Accounting Standards Codification 360-10, “Property, Plant, and Equipment”, the Company periodically reviews its long- lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not impair any long-lived assets as of May 31, 2019 and November 30, 2018.

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

Financial instruments consist principally of cash, accounts receivable, prepaid expenses, due from affiliates, accounts payable, accrued liabilities and other current liabilities. The carrying amounts of such financial instruments in the accompanying balance sheets approximate their fair values due to their relatively short- term nature. The fair value of long-term debt is based on current rates at which the Company could borrow funds with similar remaining maturities. The carrying amounts approximate fair value. It is management’s opinion that the Company is not exposed to any significant currency or credit risks arising fro

Revenue Recognition

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

Revenue from Contracts with Customers

Revenue is recognized when all of the following criteria are met:

●Identification of the contract, or contracts, with a customer - A contract with a customer exists when (i) we enter into an enforceable contract with a customer that defines each party’s rights regarding the goods or services to be transferred and identifies the payment terms related to these goods or services, (ii) the contract has commercial substance and the parties are committed to perform, and (iii) we determine that collection of substantially all consideration to which it will be entitled in exchange for goods or services that will be transferred is probable based on the customer’s intent and ability to pay the promised consideration.

●Identification of the performance obligations in the contract - Performance obligations promised in a contract are identified based on the goods or services that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the goods or service either on its own or together with other resources that are readily available from third parties or from us, and are distinct in the context of the contract, whereby the transfer of the goods or services is separately identifiable from other promises in the contract. To the extent a contract includes multiple promised goods or services, we apply judgment to determine whether promised goods or services are capable of being distinct and distinct in the context of the contract. If these criteria are not met the promised goods or services are accounted for as a combined performance obligation.

●Determination of the transaction price - The transaction price is determined based on the consideration to which we will be entitled in exchange for transferring goods or services to the customer adjusted for estimated variable consideration, if any. We typically estimate the transaction price impact of discounts offered to the customers for early payments on receivables or rebates based on channel partner sales achievements. Constraints are applied when estimating variable considerations based on historical experience where applicable.

●Allocation of the transaction price to the performance obligations in the contract - If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative SSP basis. Determination of SSP requires judgment. We determine standalone selling price taking into account available information such as historical selling prices of the performance obligation, geographic location, overall strategic pricing objective, market conditions and internally approved pricing guidelines related to the performance obligations.

●Recognition of revenue when, or as, we satisfy performance obligation - We satisfy performance obligations either over time or at a point in time as discussed in further detail below. Revenue is recognized at or over the time the related performance obligation is satisfied by transferring a promised good or service to a customer.

Cost of Revenues

Cost of revenues includes costs attributable to services sold and delivered. These costs include engineering costs incurred to maintain our networks.

Advertising Expense

Advertising costs are charged to expense as incurred and are included in selling and promotions expense in the accompanying financial statements. Advertising expense for the three months ended May 31, 2019 and 2018 was $30,623 and $615, respectively. Advertising expense for the six months ended May 31, 2019 and 2018 was, $58,136 and $784, respectively.

Share-Based Compensation

The Company computes share based payments in accordance with Accounting Standards Codification 718-10 “Compensation” (ASC 718-10). ASC 718-10 establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services at fair value, focusing primarily on accounting for transactions in which an entity obtains employees services in share-based payment transactions. It also addresses transactions in which an entity incurs liabilities in exchange for goods and services that are based on the fair value of an entity’s equity instruments or that may be settled by the issuance of those equity instruments. In March 2005, the SEC issued SAB No. 107, Share-Based Payment (“SAB 107”) which provides guidance regarding the interaction of ASC 718-10 and certain SEC rules and regulations. The Company has applied the provisions of SAB 107 in its adoption of ASC 718-10. The Company accounts for non-employee share-based awards in accordance with ASC Topic 505-50, Equity Based Payments to Non-Employees. The Company estimates the fair value of stock options by using the Black-Scholes option pricing model. In June 2018, the FASB issued ASU 2018-07 Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (ASU 2018-07), which simplifies the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. ASU 2018-07 is effective for us in the first quarter of fiscal 2021, and earlier adoption is permitted. We are currently evaluating the impact of our pending adoption of ASU 2018-07 on our financial statements.

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

The Company recognizes expenses for tax penalties and interest assessed by the Internal Revenue Service and other taxing authorities upon receiving valid notice of assessments. The Company has received no such notices as of May 31, 2019.

Marketable securities

As part of a legal settlement, the Company received $32,370 of their common shares from the Monaker Group in January 2018. In March 2018 the Company received $16,653 of the common shares from Realbiz Media Group, Inc. as part of a legal settlement. We have classified as “trading” securities. Pursuant to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” our marketable securities are marked to market on a quarterly basis, with realized gains and losses being reflected as a component of other income. All marketable securities were sold prior to November 30, 2018 which resulted in a realized loss of $21,602.

Earnings Per Share

Basic earnings per share is computed by dividing net income attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period.

Diluted earnings per share is computed by dividing net income attributable to common stockholders by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Diluted loss per common share is considered to be equal to basic because the common stock equivalents are anti-dilutive. The company’s common stock equivalents include the following:

	May 31, 2019	November 30, 2018
Series A Preferred Stock issued and outstanding	280,000	-0-
Shares on convertible promissory notes	637,483	629,583
	907,483,	629,583

Concentrations, Risks and Uncertainties

The Company’s operations are related to the real estate industry and its prospects for success are tied indirectly to interest rates and the general housing and business climates in the United States.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”). The standard amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU 2016-02 will be effective for us beginning on December 1, 2019. Early adoption of ASU 2016-02 is permitted. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. In September, the FASB issued ASU 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842) which amends certain aspects of the new lease standard. The Company is currently evaluating the impact of adopting ASU 2016-02 on the Company’s financial statements.

NOTE 3: GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

At May 31, 2019, the Company had cash used from operations totaling $109,064, a net loss from operations of $101,668 for the six months ended May 31, 2019 and an accumulated deficit of $227,483. It is management’s opinion that these facts raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the date of this filing, without additional debt or equity financing. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts nor to the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Note 4: Property and Equipment

At May 31, 2019 and November 30, 2018 Company’s property and equipment are as follows:

	Estimated Life (in years)	May 31, 2019	November 30, 2018

Office equipment	3	$82,719	$82,719
Less: accumulated depreciation		(82,719)	(82,719)
		$-	$-

The Company has recorded -$0- depreciation expense for the three- and six-months period ended May 31, 2019 and 2018.

NOTE 5: ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The Company’s accounts payable and accrued expenses are as follows:

	May 31, 2019	November 30, 2018
Trade payables and accruals	$108,499	$113,043
Total accounts payable and accrued expenses	$108,499	$113,043

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

In June 2019, Mr. McLeod, director and President purchased 280,000 shares of Series A Convertible Preferred stock in exchange for $70,000.

NOTE 8: STOCKHOLDERS’(DEFICIT), EQUITY

The total number of shares of all classes of stock that the Company shall have the authority to issue is 275,000,000 shares consisting of: 250,000,000 shares of common stock with a $0.0001 par value per shares; and 25,000,000 shares of preferred stock, par value $0.0001 per share. On May 31, 2019, we filed a certificate of designation with the Secretary of State of the State of Nevada to create a new class of preferred stock designated as the Series A Convertible Preferred Stock. The holders of Series A Convertible Preferred Stock are entitled to receive dividends in an amount equal to any dividends or other Distribution on the Common Stock. The holders of Series A Convertible Preferred Stock are entitled to be paid out of the Available Funds and Assets, in preference to any payment or distribution of any Available Funds and Assets on any shares of Common Stock or subsequent preferred stock, an amount per share equal to the Original Issue Price of the Series A Convertible Preferred Stock plus all declared but unpaid dividends on the Series A Convertible Preferred Stock. Each share of Series A Convertible Preferred Stock shall be convertible, at the option of the holder thereof, at any time after the issuance of such share, into one (1) share of Common Stock. As of July 10, 2019, there were 1,673,253 shares of common stock issued and outstanding and 640,000 shares of Series A Convertible Preferred Stock issued and outstanding.

The original issued and outstanding shares of common stock were owned by the shareholders of our former parent company, RealBiz, as a result of the spin-off of the Company effectuated by RealBiz on July 31, 2018. The existing Realbiz shareholders at the time of the spin-off were issued 1,109,069 shares of Nestbuilder (conversion of 900 to 1). Furthermore, on September 18, 2018 and October 11, 2018, we entered into settlement agreements with two holders (the “RealBiz Noteholders”) of three convertible promissory notes issued to the RealBiz Noteholder by RealBiz, our former parent company (collectively, the “RealBiz Notes”). The RealBiz Noteholders claimed that under the RealBiz Notes it was contractually entitled to receive shares of our common stock in connection with our spin-off from RealBiz on July 31, 2018. Pursuant to the settlement agreement, we issued to the RealBiz Noteholders a total of 252,527 unrestricted shares of our common stock in connection with our spin-off from RealBiz in exchange for a release of any additional claims arising out of the RealBiz Notes and our spin-off from RealBiz. Additionally, during 2018, two private placements were completed with the sale of 71,500 common shares that raised $108,280, as further detailed below. During 2018, $108,000 of accounts payable were identified as intercompany related and therefore the Company adjusted its accounts payable related to those balances as an adjustment to additional paid in capital.

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

On April 30, 2019, we entered into a settlement agreement with Auctus Fund, LLC (“Auctus Fund”), the holder of a convertible promissory note (the “Auctus Fund Note”) issued to Auctus Fund by RealBiz Media Group, Inc. (“RealBiz”), our former parent company. Pursuant to the settlement agreement, we issued to Auctus Fund a total of 201,157 unrestricted shares of our common stock in connection with our spin-off from RealBiz and received a release of any additional claims arising out of the Auctus Fund Note and our spin-off from RealBiz

On May 3, 2019, we issued a total of 28,900 shares of our common stock to one investor in exchange for $65,025. The issuance was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, and the investor was accredited and familiar with our operations and there was no solicitation in connection with the issuance.

On May 31, 2019, we issued 280,000 shares of Series A Convertible Preferred Stock to an investor in exchange for a total of $70,000. The issuance of Series A Convertible Preferred Stock was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, and the holder was either accredited or sophisticated investors familiar with our operations.

NOTE 9: CONVERTIBLE PROMISSORY NOTES PAYABLE

On August 14, 2018, the Company issued six promissory notes, in the principal amount totaling $75,000, which includes notes payables to certain officers and board members of the Company, namely Mr. Aliksanyan, Mr. McLeod and Mr. Grbelja, in the amount of $12,500 each (See note 7). The Notes accrue interest at a rate of 2.5% per annum and mature on November 30, 2019 (after extension agreed to by note holders). Pursuant to the terms of the Notes, the Company may prepay the principal amount of the note together with accrued interest at any time prior to the date of maturity without a prepayment penalty

Pursuant to the terms of the Notes, the holders of the Notes have the right, at their option, at any time, to convert the principal amount of the Notes, and any accrued interest, into our common stock at a conversion price of $0.12 per share. However, each holder of a Note will not have the right to convert any portion of his Note if the holder (together with his affiliates) would beneficially own in excess of 4.99% of the number of shares of our common stock outstanding immediately after giving effect to the conversion, as such percentage ownership is determined in accordance with the terms of the Note. Each Holder has the right to waive the foregoing conversion limitation, in whole or in part, upon and effective after 61 days prior written notice to us. The Company has accrued $947 in interest on those notes as of May 31, 2019 which is included in the convertible promissory notes payable balance. If all of the Notes were converted, the Company would be required to issue 637,483 shares of common stock to the noteholders.

NOTE 10: SUBSEQUENT EVENTS

In June of 2019, we issued 360,000 shares of Series A Convertible Preferred Stock in exchange for $90,000. In connection with the foregoing, Mr. McLeod, our President and one of our directors, purchased 280,000 of those shares in exchange for $70,000. The issuances of Series A Convertible Preferred Stock were exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, and the holders were all either accredited or sophisticated investors familiar with our operations.

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

Overview

We were incorporated in the State of Nevada on January 10, 2017 as a wholly owned subsidiary of RealBiz Media Group, Inc., a Delaware corporation (“RealBiz”). On October 27, 2017, we, RealBiz, Anshu Bhatnagar and Alex Aliksanyan entered into a Contribution and Spin-Off Agreement, as amended by a First Amendment to Contribution and Spin-Off Agreement dated as of January 29, 2018 (the “Spin-Off Agreement”). Under the Spin-Off Agreement, we and RealBiz agreed, among other things, to use commercially reasonable efforts to effectuate a pro rata distribution of our common stock to RealBiz stockholders. In addition, in furtherance of the separation and distribution described in the Spin-Off Agreement, RealBiz contributed to us certain of its assets and liabilities, including all tangible and intangible assets related to its digital media and marketing services for the real estate industry.

On July 31, 2018, RealBiz effectuated our spin-off from RealBiz. Upon completion of the spin-off, RealBiz stockholders owned 100% of the outstanding shares of our common stock. The spin-off was effectuated by way of a pro rata distribution of our common stock to the RealBiz stockholders of record as of July 2, 2018. Each RealBiz stockholder received one share of our common stock for every 900 shares of RealBiz common stock held by such stockholder on the record date. As of May 31, 2019, a total of 1,562,853 shares were issued as part of this spin-off.

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

Results of Operations for the Three Months Ended May 31, 2019 and 2018

Revenues

Total revenue for the three months ended May 31, 2019 was $36,078 compared to $75,441 for the three months ended May 31, 2018, a decrease of $39,333 or 52%. The decrease is primarily a result of the continuing decline in our legacy virtual tour business.

Cost of Revenue

Cost of revenues totaled $25,282 for the three months ended May 31, 2019, compared to $31,166 for the three months ended May 31, 2018, representing a decrease of $5,884 or 19%. The decline in costs is primarily the result of reduction in lower server costs.

Operating Expenses

Our operating expenses, which include salaries and benefits, selling and promotion expense, amortization and depreciation and general and administrative expenses, decreased 9.5% to $62,301, for the three months ended of May 2019 compared to $68,872 for the three months ended May 2018, a decrease of $6,571. The decrease was substantially due to a decrease in salary and benefit expense of $6,034, and general and administrative expenses of $24,809 offset by increased sales and marketing expenses of $30,008. A breakdown of general and administrative expenses is as follows:

	Three Month Ended
	May 31,		Increase/
Expense	2019	2018	(Decrease)
Professional Fees	$12,294	$39,494	$(27,200)
Insurance	585	780	(195)
Miscellaneous	7,993	5,407	2,586
Total	$20,872	$45,681	$(24,809)

Other Income (Expenses)

Our other income, net, decreased by $6,809 for the three months ended May 31, 2019 versus the prior year. A summary of other income (expense) is as follows:

	Three Months Ended
	May 31,		Increase/
	2019	2018	(Decrease)
Gain on legal settlements and accounts payable	$-0-	$16,654	(16,654)
Realized loss on marketable securities	-0-	(23,462)	23,462
Total	$-0-	$(6,808)	6,808

Net Income/Loss

We had a net loss of $51,505 for the three months ended May 31, 2019, compared to net loss of $31,405 for the three months ended May 31, 2018, an increase of $20,100.

Discussion of Results for Six Month Period Ended May 31, 2019 and 2018

Revenues

Total revenue for the six months ended May 31, 2019 was $82,928 compared to $147,611 for the six months ended May 31, 2018, a decrease of $64,673 or 44%. The decrease is primarily a result of declining legacy virtual tour business. Our legacy “on demand” video business has been declining on average 35% per year over the past two years. This trend is driven by our once unique technology being commoditized and offered as a “free” tool by many real estate web site producers.

Cost of Revenue

Cost of revenues totaled $54,258 for the six months ended May 31, 2019, compared to $62,368 for the six months ended May 31, 2018, representing a decrease of $8,380 or 13%. Cost of revenues consists primarily of engineering and server costs incurred in connection with maintenance of our online networks, and the decrease in cost is in line with lower revenues.

Operating Expenses

Our operating expenses, which include salaries and benefits, selling and promotion, amortization and depreciation and general and administrative expenses, increased 17% to $130,338, for the six months ended May 31, 2019, compared to $111,153 for the six months ended May 31, 2018, an increase of $19,185. The overall increase in operating expenses was substantially due to an increase in selling and promotional expenses of $57,352 related to our marketing campaign for the “Lose the Agent” platform, offset by a reduction of salaries and benefits of $14,369 due to reduced headcount and lower general and administrative costs of $23,528. A breakdown of general and administrative expenses is as follows:

	Six Months Ended
	May 31,		Increase/
Expense	2019	2018	(Decrease)
Professional Fees and legal fees	$29,215	$50,763	$(21,548)
Dues & subscriptions	1,767	2,499	(732)
Insurance	1,326	3,407	(2,081)
Miscellaneous	3,392	2,559	833
Total	$35,700	$59,228	$(23,528)

Other Income (Expenses)

Our other income, net, decreased by $112,641 for the six months ended May 31, 2019 versus the prior year. A summary of other income (expense) is as follows:

	Six Months Ended
	May 31,		Increase/
	2019	2018	(Decrease)
Gain on legal settlements		$179,023	$(179,023)
Realized loss on marketable securities	-	(29,382)	29,832
Legal fees in connection with settlements	-	(37,000)	37,000
Total	$-0-	$112,191	$(112,191)

Net Income/Loss

We had a net loss of $101,668 for the six months ended May 31, 2019, compared to net income of $86,282 for the six months ended May 31, 2018, a decrease of $187,950.

Liquidity and Capital Resources; Anticipated Financing Needs

At May 31, 2019, we had $271,886 cash on-hand, an increase of $30,961 from the beginning of the fiscal year (November 30, 2018) balance of $240,925.

Net cash used by operating activities was $109,064 for the six months ended May 31, 2019, a decreased of $165,004 from the $55,940 of cash provided by operations during the six months ended May 31, 2018. This decrease was primarily due lower operating revenues as compared to the prior year and also there were no awards of legal settlements pertaining to settle lawsuits in this current year.

Net cash provided by investing activities was ($0) for the six months ended May 31, 2019 and 2018.

Net cash provided by financing activities was $140,025 resulting from the issuance of common and preferred stock for the six months ended May 31, 2019 and $-0- for the six months ended May 31, 2018.

Our ability to continue as a going concern on a long-term basis is dependent upon our ability to generate sufficient cash flow from operations to meet our obligations on a timely basis, to obtain additional financing and ultimately attain profitability.

Based solely on our own internal estimates without the benefit of any independent third-party evaluation, we anticipate that our cash and cash flow will not be sufficient to satisfy our cash requirements over the next twelve months and we will likely require significant external financing. The magnitude of the additional financing and its timing is not yet precisely known. In the event that we are able to secure a sufficient amount of additional financing on a timely basis and on generous terms, it may include the issuance of equity or debt securities, obtaining credit facilities, or entering into other financing arrangements on such terms as then existing market conditions require. In the event that we were to issue additional equity or debt securities, stockholders may experience significant dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. And in the case of any issuance of three or more debt securities, the debt covenants may restrict our operating ability and our ability to raise additional financing from debt. Our ability to obtain additional capital on terms that are reasonable cannot be assured. We may be forced to obtain additional capital on terms that could limit our long-term ability to remain in business or otherwise materially restrict our operations.

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

The Company provides its marketing and promotional services to agents or brokers via a web-based portal that allows for credit card payments. Customers may pay a monthly recurring fee or an annual fee. Some customers additionally pay a three-time set up fee. Monthly recurring fees are recognized in the month the service is rendered.

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

The Company believes its income tax filing positions and deductions will be sustained upon examination and, accordingly, no reserves, or related accruals for interest and penalties has been recorded at May 31, 2019 and 2018.

Share-Based Compensation. The Company accounts for stock incentive plans by measurement and recognition of compensation expense for all stock-based awards based on estimated fair values, net of estimated forfeitures. Share-based compensation expense recognized for the three and six months ended May 31, 2019 and 2018 includes compensation cost for restricted stock awards and stock options. The Company uses the Black-Scholes option-pricing model to determine the fair value of options granted as of the grant date.

Accounts Receivable. The Company regularly reviews outstanding receivables and provides for estimated losses through an allowance for doubtful accounts. In evaluating the level of established loss reserves, the Company makes judgments regarding its customers’ ability to make required payments, economic events, and other factors. As the financial condition of these parties’ change, circumstances develop or additional information becomes available, adjustments to the allowance for doubtful accounts may be required. The Company maintains reserves for potential credit losses, and such losses traditionally have been within its expectations. The Company has determined an allowance for doubtful accounts is not required as of May 31, 2019, and November 30, 2018.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”). The standard amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU 2016-02 will be effective for us beginning on December 1, 2019. Early adoption of ASU 2016-02 is permitted. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. In September, the FASB issued ASU 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842) which amends certain aspects of the new lease standard. The Company is currently evaluating the impact of adopting ASU 2016-02 on the Company’s financial statements.

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

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Disclosure controls and procedures include, without limitation, controls and other procedures that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of May 31, 2019.

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

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our financial statements may not be prevented or detected on a timely basis. In light of this material weakness, we performed additional analyses and procedures in order to conclude that our unaudited financial statements for the quarter ended May 31, 2019, included in this Quarterly Report on Form 10-Q were fairly stated in accordance with GAAP. Accordingly, management believes that despite our material weaknesses, our unaudited financial statements for the quarter ended May 31, 2019 are fairly stated, in all material respects, in accordance with GAAP.

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

In the ordinary course of business, we may from time to time be involved in various pending or threatened legal actions. The litigation process is inherently uncertain, and it is possible that the resolution of such matters might have a material adverse effect upon our financial condition and/or results of operations. However, in the opinion of our management, matters currently pending or threatened against us are not expected to have a material adverse effect on our financial position or results of operations.

ITEM 1A	Risk Factors

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds

On May 31, 2019, we issued 280,000 shares of Series A Convertible Preferred Stock to an investor in exchange for a total of $70,000. In June, we issued an additional 360,000 share of Series A Convertible Preferred Stock to two investors in exchange for a total of $90,000. The issuances of Series A Convertible Preferred Stock were exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, and the holders were all either accredited or sophisticated investors familiar with our operations.

On May 3, 2019, we issued 28,900 shares of common stock to Auctus Fund, LLC in exchange for $65,025. The issuance was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, and the investor was accredited and familiar with our operations and there was no solicitation in connection with the issuance.

ITEM 3	Defaults Upon Senior Securities

There is no information required to be disclosed by this Item.

ITEM 4	Mine Safety Disclosures

There is no information required to be disclosed by this Item.

ITEM 5	Other Information

On April 30, 2019, we entered into a settlement agreement with Auctus Fund, LLC (“Auctus Fund”), the holder of a convertible promissory note (the “Auctus Fund Note”) issued to Auctus Fund by RealBiz Media Group, Inc. (“RealBiz”), our former parent company. Pursuant to the settlement agreement, we issued to Auctus Fund a total of 201,157 unrestricted shares of our common stock in connection with our spin-off from RealBiz and received a release of any additional claims arising out of the Auctus Fund Note and our spin-off from RealBiz.

ITEM 6	Exhibits

Exhibit No.	Exhibit Description

2.1 (1)	Contribution and Spin-Off Agreement, dated as of October 27, 2017, by and among RealBiz Media Group, Inc., Anshu Bhatnagar, for purposes of Section 2.3 only, NestBuilder.com Corp., and Alex Aliksanyan

2.2 (2)	Memorandum of Understanding dated December 29, 2016, by and between Anshu Bhatnagar and Alex Aliksanyan

2.3 (2)	Amended and Restated Agreement dated January 2, 2017, by and among RealBiz Media Group, Inc., Anshu Bhatnagar and Alex Aliksanyan

2.4 (2)	First Amendment to Contribution and Spin-Off Agreement dated as of January 29, 2018, by and between RealBiz Media Group, Inc., Anshu Bhatnagar, NestBuilder.com Corp., and Alex Aliksanyan

3.1 (1)	Articles of Incorporation of NestBuilder.com Corp.

3.2 (1)	Bylaws of NestBuilder.com Corp.

3.3 (5)	Certificate of Designation of the Series A Convertible Preferred Stock

10.1	Settlement Agreement, dated April 30, 2019, between Auctus Fund, LLC and NestBuilder.com Corp.

99.1 (4)	Preliminary Information Statement of NestBuilder.com Corp., subject to completion, dated April 12, 2018

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(5) Incorporated by reference from our current report on Form 8-K, filed with the Commission on June 3, 2019.

* Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nestbuilder.com Corp.

Dated: July 15, 2019	By:	/s/ Alex Aliksanyan
	Name:	Alex Aliksanyan
	Title:	Chief Executive Officer

