Form 10-Q
period 2019-08-31
Nestbuilder.com Corp.
filed 2019-10-15
CIK 1725516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of October 11, 2019, there were 1,673,237 shares of common stock, $0.0001 par value, issued and outstanding.

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

ITEM 1 Financial Statements

NESTBUILDER.COM CORP.

Balance Sheets

(Unaudited)

	August 31,	November 30,
	2019	2018

Assets
Current Assets
Cash	$305,585	$240,925
Accounts receivable	3,800
Prepaid expenses	3,300	3,300
Total current assets	312,685	244,225

Total assets	$312,685	$244,225

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued expenses	$104,998	$113,043
Total current liabilities	104,998	113,043

Long term Liabilities
Convertible promissory notes payable	76,976	75,550
Total liabilities	$181,974	$188,593

Commitments and Contingencies

Stockholders’ Equity
Convertible Series A Preferred stock, $0.0001 par value 25,000,000 shares authorized; 640,000 shares issued and outstanding at August 31, 2019 and zero at November 30, 2018, respectively	64	-
Common stock, $0.0001 par value; 250,000,000 shares authorized; 1,673,237 shares issued and outstanding at August 31, 2019 and 1,433,180 shares issued and outstanding at November 30, 2018.	167	143

Additional paid-in-capital	587,806	181,304
Accumulated (deficit)	(457,326)	(125,815)
Total stockholders’ equity	130,711	55,632

Total liabilities and stockholders’ equity	$312,685	$244,225

The accompanying notes are an integral part of these unaudited financial statements.

NESTBUILDER.COM CORP.

Statements of Operations

(Unaudited)

	For the three months ended		For the nine months ended
	August 31,		August 31,
	2019	2018	2019	2018

Revenues
Real estate media revenue	$31,191	$66,718	$114,119	$214,330

Cost of revenues	23,924	35,887	78,181	98,255

Gross profit	7,268	30,831	35,938	116,075

Operating expenses
Salaries and benefits	192,911	23,556	229,412	73,648
Selling and promotions expense	34,178	1,136	89,810	1,890
General and administrative	12,526	13,603	48,228	73,909
Total operating expenses	239,615	38,295	367,450	149,447

Operating income (loss)	(232,347)	(7,464)	(331,512)	(33,372)

Other income (expense)
Unrealized gain (loss) on marketable securities	-	12,962	-	(16,870)
Gain on legal settlements	-	-	-	179,023
Legal fees in connection with legal settlements	-	-	-	(37,000)
Gain on cancellation of accounts payable	-	159,641	-	159,641
Total other income (expense)	-	172,603	-	284,794

Net income (loss)	$(232,347)	$165,139	$(331,512)	$251,422

Weighted average number of shares outstanding- basic	1,673,253	373,434	1,537,494	125,453
Weighted average number of shares outstanding - diluted	1,673,253	585,576	1,537,494	196,683

Basic net income (loss) per share	$(0.14)	$0.44	$(0.22)	$2.00
Diluted net income (loss) per share	$(0.14)	$0.28	$(0.22)	1.28

The accompanying notes are an integral part of these unaudited financial statements.

NESTBUILDER.COM CORP.

Statement of Changes in Stockholders’ Equity (Deficit)

(Unaudited)

For the three and nine months ended August 31, 2019 and 2018

	Common Stock		Additional		Total
	Shares	Par Value	Paid-In Capital	Accumulated Deficit	Stockholders’ Deficit
Balance, November 30, 2017	100	-	$(34,533)	$(320,360)	$(354,893)

Net income				117,088	117,088

Balance, February 28, 2018	100	$-	$(34,533)	$(202,901)	(237,434)

Net loss				(30,806)	(30,806)

Balance, May 31, 2018	100		$(34,533)	(233,707)	(268,240)

Net Income				165,303	165,303

Write off of Intercompany Accounts Payable			108,000		108,000

Issuance of common shares spin off	1,186,183	1,108	(1,108)

Balance August 31, 2018	1,186,283	1,108	72,359	(68,204)	5,063

	Common Stock		Preferred Stock		Additional		Total
	Shares	Par Value	Shares	Par Value	Paid-In Capital	Accumulated Deficit	Stockholders’ Equity
Balance, November 30, 2018	1,433,180	143	$-	$-	$181,304	$(125,815)	$55,632

Net loss						(47,659)	(47,653)

Issuance of common shares	10,000	1			4,999		5,000

Balance February 28, 2019	1,443,180	144	-	-	186,303	(173,474)	12,973

Net loss						(51,505)	(51,505)

Issuance of common shares	28,900	3			65,022		65,025

Issuance of common shares settlement agreement	201,157	20			(20)		-

Issuance of Series A convertible preferred shares			280,000	28	69,972		70,000

Balance, May 31, 2019	1,673,237	$167	$280,000	$28	$321,277	$(224,979)	$96,493

Net loss						(232,347)	(232,347)

Share-based compensation					176,565		176,565

Issuance of Series A convertible preferred shares			360,000	36	89,964		90,000

Balance, August 31, 2019	1,673,237	$167	$640,000	$64	$587,806	$(457,326)	$130,711

The accompanying notes are an integral part of these unaudited financial statements.

NESTBUILDER.COM CORP.

Statements of Cash Flows

(Unaudited)

	For the nine months ended
	August 31,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$(331,512)	$251,422
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Noncash gain on settlement of lawsuits	-	(49,023)
Unrealized loss on marketable securities	-	16,870
Stock-based compensation	176,565	-
Gain on cancellation of accounts payable	-	(159,641)
Changes in operating assets and liabilities:
Increase in accrued interest on notes payable	1,425	-
(Increase) decrease in accounts receivable	(3,800)	8,457
Increase (decrease) in accounts payable and accrued expenses	(8,043)	(17,576)
Net cash provided by (used in) operating activities	(165,365)	50,509

Cash flows from investing activities:
Net cash used in investing activities	-	-

Cash flows from financing activities:
Proceeds from issuance of common stock	70,025	-
Proceeds from issuance of preferred stock	160,000	-
Proceeds from issuance of convertible promissory notes	-	75,000
Net cash provided by (used in) financing activities	230,025	75,000

Net increase in cash	64,660	125,509

Cash at beginning of period	240,925	21,665

Cash at end of period	$305,585	$147,174

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$1,425	$1,481
Income taxes	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

NESTBUILDER.COM CORP.

CONDENSED NOTES TO THE FINANCIAL STATEMENTS

August 31, 2019

Unaudited

NOTE 1: ORGANIZATION AND NATURE OF BUSINESS

Organization

We were incorporated in the State of Nevada on January 10, 2017 as a wholly-owned subsidiary of RealBiz Media Group, Inc., a Delaware corporation (“RealBiz”). On July 31, 2018, RealBiz effectuated our spin-off from RealBiz. Upon completion of the spin-off, RealBiz stockholders owned 100% of the outstanding shares of our common stock. The spin-off was effectuated by way of a pro rata distribution of our common stock to the RealBiz stockholders of record as of July 2, 2018. Each RealBiz stockholder received one share of our common stock for every 900 shares of RealBiz common stock held by such stockholder on the record date. The spinoff resulted in the issuance of 1,387,340 Nestbuilder.com common shares.

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

The Virtual Tour (VT) and Microvideo App (MVA These programs were developed and implemented to allow agents to access specific video-based product strategies that are designed specifically to increase the SEO rank and traffic credit to real estate franchise systems and/or their brokers. The MVA is a proprietary video widget marketing application designed to deliver video and integrate SEO strategies, traffic generation, e-mail, lead generation with mobile-friendly viewing. This solution gives those franchises and brokers a much-needed tool to lower their cost of prospect acquisition.

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

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (all of which are of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended August 31, 2019 are not indicative of the results that may be expected for the fiscal year ending November 30, 2019 or for any other future period. These unaudited financial statements and the unaudited condensed notes thereto should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Form 10-K for the year ended November 30, 2018 filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2019.

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

Cash and Cash Equivalents

The Company considers all unrestricted demand deposits, money market funds and highly liquid debt instruments with an original maturity of less than 90 days to be cash and cash equivalents. There were no cash equivalents as of August 31, 2019 and November 30, 2018.

Accounts Receivable

The Company regularly reviews outstanding receivables and provides for estimated losses through an allowance for doubtful accounts. In evaluating the level of established loss reserves, the Company makes judgments regarding its customers’ ability to make required payments, economic events, and other factors. As the financial condition of these parties’ change, and circumstances develop or additional information becomes available, adjustments to the allowance for doubtful accounts may be required. The Company maintains reserves for potential credit losses, and such losses traditionally have been within its expectations. The Company has determined that there is no requirement for an allowance for doubtful accounts at August 31, 2019 and November 30, 2018.

Property and Equipment

All expenditures on the acquisition for property and equipment are recorded at cost and capitalized as incurred, provided the asset benefits the Company for a period of more than one year. Expenditures on routine repairs and maintenance of property and equipment are charged directly to operating expense. The property and equipment are depreciated based upon its estimated useful life after being placed in service. The estimated useful life of computer equipment is 3 years. When equipment is retired, sold or impaired, the resulting gain or loss is reflected in earnings. The Company recorded no depreciation expense for the three and nine months ended August 31, 2019 and 2018, respectively.

Impairment of Long-Lived Assets

In accordance with Accounting Standards Codification 360-10, “Property, Plant, and Equipment”, the Company periodically reviews its long- lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not impair any long-lived assets as of August 31, 2019 and November 30, 2018.

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

Revenue Recognition

Revenue is recognized when all of the following criteria are met:

● Identification of the contract, or contracts, with a customer - A contract with a customer exists when (i) we enter into an enforceable contract with a customer that defines each party’s rights regarding the goods or services to be transferred and identifies the payment terms related to these goods or services, (ii) the contract has commercial substance and the parties are committed to perform, and (iii) we determine that collection of substantially all consideration to which it will be entitled in exchange for goods or services that will be transferred is probable based on the customer’s intent and ability to pay the promised consideration.

● Identification of the performance obligations in the contract - Performance obligations promised in a contract are identified based on the goods or services that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the goods or service either on its own or together with other resources that are readily available from third parties or from us, and are distinct in the context of the contract, whereby the transfer of the goods or services is separately identifiable from other promises in the contract. To the extent a contract includes multiple promised goods or services, we apply judgment to determine whether promised goods or services are capable of being distinct and distinct in the context of the contract. If these criteria are not met the promised goods or services are accounted for as a combined performance obligation.

● Determination of the transaction price - The transaction price is determined based on the consideration to which we will be entitled in exchange for transferring goods or services to the customer adjusted for estimated variable consideration, if any. We typically estimate the transaction price impact of discounts offered to the customers for early payments on receivables or rebates based on channel partner sales achievements. Constraints are applied when estimating variable considerations based on historical experience where applicable.

● Allocation of the transaction price to the performance obligations in the contract - If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative SSP basis. Determination of SSP requires judgment. We determine standalone selling price taking into account available information such as historical selling prices of the performance obligation, geographic location, overall strategic pricing objective, market conditions and internally approved pricing guidelines related to the performance obligations.

● Recognition of revenue when, or as, we satisfy performance obligation - We satisfy performance obligations either over time or at a point in time as discussed in further detail below. Revenue is recognized at or over the time the related performance obligation is satisfied by transferring a promised good or service to a customer.

Cost of Revenues

Cost of revenues includes costs attributable to services sold and delivered. These costs include engineering costs incurred to maintain our networks.

Advertising Expense

Advertising costs are charged to expense as incurred and are included in selling and promotions expense in the accompanying financial statements. Advertising expense for the three months ended August 31, 2019 and 2018 were $34,178 and $1,136, respectively. Advertising expense for the nine months ended August 31, 2019 and 2018 were $89,810 and $1,890, respectively.

Share-Based Compensation

The Company computes share based payments in accordance with Accounting Standards Codification 718-10 “Compensation” (ASC 718-10). ASC 718-10 establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services at fair value, focusing primarily on accounting for transactions in which an entity obtains employees services in share-based payment transactions. It also addresses transactions in which an entity incurs liabilities in exchange for goods and services that are based on the fair value of an entity’s equity instruments or that may be settled by the issuance of those equity instruments. In March 2005, the SEC issued SAB No. 107, Share-Based Payment (“SAB 107”) which provides guidance regarding the interaction of ASC 718-10 and certain SEC rules and regulations. The Company has applied the provisions of SAB 107 in its adoption of ASC 718-10. The Company accounts for non-employee share-based awards in accordance with ASC Topic 505-50, Equity Based Payments to Non-Employees. The Company estimates the fair value of stock options by using the Black-Scholes option pricing model. Additionally, the Company has early adopted ASU 2018-07 during fiscal year 2019.

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

The Company recognizes expenses for tax penalties and interest assessed by the Internal Revenue Service and other taxing authorities upon receiving valid notice of assessments. The Company has received no such notices as of August 31, 2019.

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

	August 31, 2019	August 31, 2018
Series A Preferred Stock issued and outstanding	640,000	-0-
Shares on issuance of warrants as share-based compensation	1,185,000	-0-
Shares on convertible promissory notes	641,467	625,000
	2,466,467	625,000

Concentrations, Risks and Uncertainties

The Company’s operations are related to the real estate industry and its prospects for success are tied indirectly to interest rates and the general housing and business climates in the United States.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”). The standard amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU 2016-02 will be effective beginning in the first quarter of fiscal 2020. Early adoption of ASU 2016-02 is permitted. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Company is currently evaluating the impact of adopting ASU 2016-02 on the Company’s financial statements

NOTE 3: GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

At August 31, 2019, the Company had cash used from operations totaling $165,365, a net loss from operations of $331,512 the nine months ended August 31, 2019 and an accumulated deficit of $457,326. It is management’s opinion that these facts raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the date of this filing, without additional debt or equity financing. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts nor to the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Note 4: Property and Equipment

At August 31, 2019 and November 30, 2018 Company’s property and equipment are as follows:

	Estimated Life (in years)	August 31, 2019	November 30, 2018

Office equipment	3	$82,719	$82,719
Less: accumulated depreciation		(82,719)	(82,719)
		$-	$-

The Company has recorded -$0- depreciation expense for the three- and nine months period ended August 31, 2019 and 2018.

NOTE 5: ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The Company’s accounts payable and accrued expenses are as follows:

	August 31, 2019	November 30, 2018
Trade payables and accruals	$104,998	$113,043
Total accounts payable and accrued expenses	$104,998	$113,043

NOTE 6: DUE FROM/TO AFFILIATES

During the normal course of business, our parent, RealBiz, received and/or made advances for operating expenses and various debt obligation conversions to/from its former parent company, Monaker Group, Inc. (“Monaker”). As a result of these transactions, RealBiz has recorded a receivable of $1,287,517 as of November 30, 2017. On May 11, 2016, RealBiz filed a lawsuit against Monaker seeking collection of this balance. All recoveries and liabilities associated with Monaker lawsuits have been transferred to Nestbuilder pursuant to the Contribution and Spin-Off Agreement. Due to uncertainty surrounding our ability to collect this amount, management has elected to record an allowance against the full amount of this receivable. On January 2, 2018 this matter was settled for $63,000 in cash (net of legal fees of $37,000) and $32,370 marketable securities of Monaker. The amount is recorded in gain on legal settlements in the accompanying statement of operations. (See note 7).

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

Convertible Promissory Notes

Mr. Aliksanyan and Mr. Grbelja, both officers and board members of the Company, were issued convertible promissory notes in the amount of $12,500 each. Mr. McLeod, a board member and our President, was issued a convertible promissory note for $12,500. All notes were issued between August 20, 2018 and August 31, 2018. (See note 9)

Series A Convertible Preferred Stock

Included in the quarter ended August 31, 2019, Mr. McLeod, a board member and our President, purchased 280,000 shares of Series A Convertible Preferred Stock in exchange for $70,000.

NOTE 8: STOCKHOLDERS’ EQUITY

The total number of shares of all classes of stock that the Company shall have the authority to issue is 275,000,000 shares consisting of: 250,000,000 shares of common stock with a $0.0001 par value per shares; and 25,000,000 shares of preferred stock, par value $0.0001 per share. On May 31, 2019, we filed a certificate of designation with the Secretary of State of the State of Nevada to create a new class of preferred stock designated as the Series A Convertible Preferred Stock. The holders of Series A Convertible Preferred Stock are entitled to receive dividends in an amount equal to any dividends or other Distribution on the Common Stock. The holders of Series A Convertible Preferred Stock are entitled to be paid out of the Available Funds and Assets, in preference to any payment or distribution of any Available Funds and Assets on any shares of Common Stock or subsequent preferred stock, an amount per share equal to the Original Issue Price of the Series A Convertible Preferred Stock plus all declared but unpaid dividends on the Series A Convertible Preferred Stock. Each share of Series A Convertible Preferred Stock shall be convertible, at the option of the holder thereof, at any time after the issuance of such share, into one (1) share of Common Stock. As of August 31, 2019, there were 1,673,237 shares of common stock issued and outstanding and 640,000 shares of Series A Convertible Preferred Stock issued and outstanding.

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

Common stock warrants

On August 20, 2019, the Company issued 1,185,000 common stock warrants to its officers, contracted employees and professionals that vested immediately. The three contracted employees will be granted additional warrants on a quarterly basis. Each warrant is convertible into 1 share of common stock and vests immediately upon issuance with an exercise price of $0.20. The company has recorded stock-based compensation expense of $176,565 for the period ending August 31, 2019 and is included part of salaries and benefits. The warrants expire on August 20, 2024. A summary of the Company’s outstanding common stock warrants as of August 31, 2019 is as follows:

		Weighted
		Average
		Exercise	Intrinsic
	Warrants	Price	Value
Outstanding, November 30, 2018	-	$-	$-
Warrants granted and issued	1,185,000	$0.20	$0.00
Warrants exercised		$	$
Warrants exchanged		$	$0.00
Outstanding, August 31, 2019	1,185,000	$020	$0.00

Common stock exercisable upon iussuance of warrants	1,185,000	$0.20	$0.00

The Company estimates the fair value of each award on the date of grant using a Black-Scholes option valuation model that uses the following assumptions for warrants earned during the nine months ended August 31, 2019:

Expected volatility	100%
Expected dividends	0%
Expected term (in years)	5.0
Risk-free rate	1.42%

NOTE 9: CONVERTIBLE PROMISSORY NOTES PAYABLE

On November 30, 2018, the Company issued nine promissory notes, in the principal amount totaling $75,000, which includes notes payables to certain officers and board members of the Company, namely Mr. Aliksanyan, Mr. McLeod and Mr. Grbelja, in the amount of $12,500 each (See note 7). The Notes accrue interest at a rate of 2.5% per annum and mature on November 30, 2019 (after extension agreed to by note holders). Pursuant to the terms of the Notes, the Company may prepay the principal amount of the note together with accrued interest at any time prior to the date of maturity without a prepayment penalty

Pursuant to the terms of the Notes, the holders of the Notes have the right, at their option, at any time, to convert the principal amount of the Notes, and any accrued interest, into our common stock at a conversion price of $0.12 per share. However, each holder of a Note will not have the right to convert any portion of his Note if the holder (together with his affiliates) would beneficially own in excess of 4.99% of the number of shares of our common stock outstanding immediately after giving effect to the conversion, as such percentage ownership is determined in accordance with the terms of the Note. Each Holder has the right to waive the foregoing conversion limitation, in whole or in part, upon and effective after 61 days prior written notice to us. The Company has accrued $1,425 in interest on those notes as of August 31, 2019 which is included in the convertible promissory notes payable balance. If all of the Notes were converted, the Company would be required to issue 641,467 shares of common stock to the noteholders.

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

On July 31, 2018, RealBiz effectuated our spin-off from RealBiz. Upon completion of the spin-off, RealBiz stockholders owned 100% of the outstanding shares of our common stock. The spin-off was effectuated by way of a pro rata distribution of our common stock to the RealBiz stockholders of record as of July 2, 2018. Each RealBiz stockholder received one share of our common stock for every 900 shares of RealBiz common stock held by such stockholder on the record date. As of August 31, 2019, a total of 1,562,853 shares were issued as part of this spin-off.

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

Results of Operations

The following information should be read in conjunction with the audited financial statements and notes thereto appearing elsewhere in this Annual Report.

Discussion of Results for Three Month Period Ended August 31, 2019 and 2018

Revenues

Total revenue for the three months ended August 31, 2019 was $31,191 compared to $66,718 for the three months ended August 31, 2018, a decrease of $35,527 or 53%. The decrease is primarily a result of the continuing decline in our legacy virtual tour business.

Cost of Revenue

Cost of revenues totaled $23,924 for the three months ended August 31, 2019, compared to $35,887 for the three months ended August 31, 2018, representing a decrease of $11,963 or 33%. The decline in costs is primarily the result of reduction in server costs.

Operating Expenses

Our operating expenses, which include salaries and benefits, selling and promotion, amortization and depreciation and general and administrative expenses, increased $201,320 or 626% to $239,615, for the three months ended August 2019 compared to $38,295 for the three months ended August 2018. The net increase was substantially due to an increase in salary and benefit expense of $169,355 due to the issuance of warrants to their key employees in the form of share-based compensation, increased sales and marketing expense of $33,042 and a decline of $1,346 in general and administrative expenses. A breakdown of general and administrative expenses is as follows:

General and administrative

	Three Month Ended
	August 31,		Increase/
Expense	2019	2018	(Decrease)
Professional Fees and legal fees	$10,125	$10,629	$(504)
Insurance	571	683	(102)
Miscellaneous	1,830	2,291	(461)
Total	$12,256	$13,603	$(1,347)

Other Income (Expenses)

Our other income, net, declined by $172,603 for the three months ended August 31, 2019 versus the prior year. A summary of other income (expense) is as follows:

	Three months Ended
	August 31,		Increase/
	2019	2018	(Decrease)
Gain on settlements of accounts payable	$-	$159,641	$(159,641)
Unrealized gain on marketable securities	-	12,962	(12,962)
Total	$-	$172,603	$(172,603)

Net Income/Loss

We had net loss of $232,347 for the three months ended August 31, 2019, compared to net income of $165,139 for the three months ended August 31, 2018, an decrease of $397,486.The decrease is primarily due to there being no gains from settlements of accounts payable as reflected as a component of other income as well as an increase in stock-based compensation for the year.

Discussion of Results for Nine Month Period Ended August 31, 2019 and 2018

Revenues

Total revenue for the nine months ended August 31, 2019 was $114,119 compared to $214,330 for the nine months ended August 31, 2018, a decrease of $100,211 or 47%. The decrease is primarily a result of declining legacy virtual tour business. Our legacy “on demand” video business has been declining on average 35% per year over the past two years. This trend is driven by our once unique technology being commoditized and offered as a “free” tool by many real estate web site producers.

Cost of Revenue

Cost of revenues totaled $78,181 for the nine months ended August 31, 2019, compared to $98,255 for the nine months ended August 31, 2018, representing a decrease of $20,074 or 20%. Cost of revenues consists primarily of engineering and server costs incurred in connection with maintenance of our online networks. The decline in costs is primarily the result of reduction in server costs.

Operating Expenses

Our operating expenses, which include salaries and benefits, selling and promotion, amortization and depreciation and general and administrative expenses, increased $218,003 or 249% to $367,450, for the nine months ended August 31, 2019, compared to $149,447 for the nine months ended August 31, 2018. The increase was substantially due to an increase in salary and benefit expense of $155,764 from the issuance of warrants to key employees and other professionals in the form of share-based compensation, an increase in sales and marketing expense of $87,920, an increase in stock-based compensation of $176,565 and a decrease in general and administrative expenses of $25,861. A breakdown of general and administrative expenses is as follows:

	Nine months Ended
	August 31,		Increase/
General and administrative	2019	2018	(Decrease)
Professional Fees and legal fees	$39,341	$56,578	$(17,237)
Dues & subscriptions	2,689	3,323	(634)
Insurance	1,898	4,089	(2,191)
Miscellaneous	4,300	9,919	(5,619)
Total	$48,228	$73,909	$(25,861)

Other Income (Expenses)

Our other income, net, declined $284,794 for the nine months ended August 31, 2019 versus the prior year. A summary of other income (expense) is as follows:

	Nine Months Ended
	August 31,		Increase/
	2019	2018	(Decrease)
Gain on legal settlements	$-	$179,023	(179,023)
Gain on settlement of accounts payable	-	159,641	(159,641)
Unrealized loss on marketable securities	-	(16,870)	16,870
Legal fees in connection with settlements	-	(37,000)	37,000 0
Total	$-	284,794	$(284,794)

Net Income/Loss

We had net loss of $331,512 for the nine months ended August 31, 2019, compared to net income of $251,422 for the nine months ended August 31, 2018, a decrease of $582,934. The decrease is primarily due to there being no gains from accounts payable and legal settlements as well as the recording of stock-based compensation expense as a result of issuance of warrants.

Liquidity and Capital Resources; Anticipated Financing Needs

At August 31, 2019, we had $305,585 cash on-hand, an increase of $64,661 from the beginning of the fiscal year balance of $240,925.

Net cash used by operating activities was $165,365 for the nine months ended August 31, 2019, a decrease of $215,874 from the $50,509 of cash provided by operations during the nine months ended August 31, 2018. This decrease was primarily to the net loss the year.

Net cash provided by investing activities was ($0) for the nine months ended August 31, 2019 and 2018.

Net cash provided by financing activities was $230,025 for the nine months ended August 31, 2019, from proceeds from issuance of common stock and preferred stock and $75,000 for nine months ended August 31, 2018.

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

Revenue Recognition

Revenue is recognized when all of the following criteria are met:

● Identification of the contract, or contracts, with a customer - A contract with a customer exists when (i) we enter into an enforceable contract with a customer that defines each party’s rights regarding the goods or services to be transferred and identifies the payment terms related to these goods or services, (ii) the contract has commercial substance and the parties are committed to perform, and (iii) we determine that collection of substantially all consideration to which it will be entitled in exchange for goods or services that will be transferred is probable based on the customer’s intent and ability to pay the promised consideration.

● Identification of the performance obligations in the contract - Performance obligations promised in a contract are identified based on the goods or services that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the goods or service either on its own or together with other resources that are readily available from third parties or from us, and are distinct in the context of the contract, whereby the transfer of the goods or services is separately identifiable from other promises in the contract. To the extent a contract includes multiple promised goods or services, we apply judgment to determine whether promised goods or services are capable of being distinct and distinct in the context of the contract. If these criteria are not met the promised goods or services are accounted for as a combined performance obligation.

Income Taxes

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

Share-Based Compensation

The Company accounts for stock incentive plans by measurement and recognition of compensation expense for all stock-based awards based on estimated fair values, net of estimated forfeitures. Share-based compensation expense recognized for the three and nine months ended August 31, 2019 and 2018 includes compensation cost for warrants issued. The Company uses the Black-Scholes option-pricing model to determine the fair value of options and warrants granted as of the grant date.

Accounts Receivable

The Company regularly reviews outstanding receivables and provides for estimated losses through an allowance for doubtful accounts. In evaluating the level of established loss reserves, the Company makes judgments regarding its customers’ ability to make required payments, economic events, and other factors. As the financial condition of these parties’ change, circumstances develop or additional information becomes available, adjustments to the allowance for doubtful accounts may be required. The Company maintains reserves for potential credit losses, and such losses traditionally have been within its expectations. The Company has determined an allowance for doubtful accounts is not required as of August 31, 2019, and November 30, 2018.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”). The standard amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU 2016-02 will be effective beginning in the first quarter of fiscal 2020. Early adoption of ASU 2016-02 is permitted. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Company is currently evaluating the impact of adopting ASU 2016-02 on the Company’s financial statements

Seasonality of Business

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

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Disclosure controls and procedures include, without limitation, controls and other procedures that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of August 31, 2019.

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

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our financial statements may not be prevented or detected on a timely basis. In light of this material weakness, we performed additional analyses and procedures in order to conclude that our unaudited financial statements for the quarter ended August 31, 2019, included in this Quarterly Report on Form 10-Q were fairly stated in accordance with GAAP. Accordingly, management believes that despite our material weaknesses, our unaudited financial statements for the quarter ended August 31, 2019 are fairly stated, in all material respects, in accordance with GAAP.

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

On August 20, 2019, we issued Common Stock Purchase Warrants to six individuals for the purchase of up to an aggregate of 1,185,000 shares of Common Stock. Alex Aliksanyan, our Chief Executive Officer and a Director, was issued warrants to purchase up to 420,000 shares of our Common Stock. Thomas Grbelja, our Treasurer, Secretary and a Director, was issued warrants to purchase up to 230,000 shares of our Common Stock. William McLeod, our President and a Director, was issued warrants to purchase up to 150,000 shares of our Common Stock. The additional 385,000 warrants were issued to nonemployee individuals providing various professional services in our behalf. The issuances of warrants were exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, and the holders were all either accredited or sophisticated investors familiar with our operations.

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

Nestbuilder.com Corp.

Dated: October 15, 2019	By:	/s/ Alex Aliksanyan
	Name:	Alex Aliksanyan
	Title:	Chief Executive Officer

