Form 10-K
period 2019-11-30
Nestbuilder.com Corp.
filed 2020-01-28
CIK 1725516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2019

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________ to _____________.

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

As of May 31, 2019 the aggregate market value of the registrant’s common stock held by non-affiliates was $3,747,114, based on the last sale price for such stock on May 3, 2019.

As of January 24, 2020, there were 1,673,253 shares of common stock, par value $0.0001, issued and outstanding.

Documents Incorporated by Reference

None.

NESTBUILDER.COM CORP.

FORM 10-K ANNUAL REPORT

FOR THE FISCAL YEAR ENDED NOVEMBER 30, 2019

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

The Company

We are engaged in the business of providing digital media and marketing services for the real estate industry. We currently generate revenue from service fees (video creation and production and website hosting (ReachFactor)) and product sales (Microvideo app). At the core of our programs is our proprietary video creation technology which allows for an automated conversion of data (text and pictures of home listings) to a video with voice and music. We provide video search, storage and marketing capabilities on multiple platform dynamics for web and mobile. Once a home, personal or community video is created using our proprietary technology, it can be published to social media, email or distributed to multiple real estate websites. In addition, we own and operate the web site LoseTheAgent.com, which is a site dedicated to peer-to-peer real estate transactions between home sellers and buyers - the so called For Sale By Owner segment. We currently have approximately 120,000 home listings across all 50 states. We monetize the website by charging fees for both listing a home for sale and picking up possible buyers’ messages of interest. We also plan on generating additional revenues by monetizing seller/buyer information with targeted, interested parties. The web site is fully functional and is being marketed via various on line platforms.

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

LoseTheAgent.com: We own and operate the web site LoseTheAgent.com, which is a site dedicated to peer-to-peer real estate transactions between home sellers and buyers - the so called For Sale By Owner (FSBO) segment. We currently have approximately 120,000 home listings across all 50 states. We monetize the website by charging fees for both listing a home for sale and picking up possible buyers’ messages of interest. We also plan on generating additional revenues by monetizing seller/buyer information with targeted, interested parties. The web site is fully functional and is being marketed via various online platforms.

Growth Strategy

Key Elements of our growth strategy during fiscal 2020 include:

Focus on growing the number of home listings on LoseTheAgent.com. While we have experienced notable growth in the number of listings of FSBO homes, we plan to continue to seek interested home buyers via targeted Internet and social media platforms. In addition, we believe a public relations campaign could boost awareness of our brand and increase listings volume.

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

Background and Industry Trends

According to the National Association of Realtors (NAR) data, for sale by owner (FSBO) transactions represented over 8% of all home sales in the United States in 2019. While NAR considers private sales between people familiar to each other, such as family members, as FSBO home sales, we believe this percentage is still impressive. In the Year 2020, trends are expected to expand the FSBO segment as technology replaces the search/find capabilities of the MLS and property owners seeking to save on commissions take on additional roles typically carried out by real estate agents.

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

The increased use of technology throughout the entire process of a typical residential real estate transaction is an important development in the real estate market. For instance, electronic communication and electronic data storage permits a real estate brokerage to quickly reproduce standard real estate transaction documents, store such documents and store other important information about customers and properties, and communicate quickly with other parties involved in real estate transactions (e.g., title companies, insurers, surveyors, inspectors and governmental agencies), all of which permits increased efficiencies in the process of buying and selling a home. The technological changes and developments generally make it possible to achieve a greater volume of transactions with less effort and expense.

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

However, the market models of Zillow/Trulia and Realtor are now in direct conflict with the enterprises that own the listings and that make the actual sales. The Zillow group’s main revenues are generated by advertising the listing as though another agent owned the listing, an agent that had paid Zillow for such display. Unaware, the consumer thus interacts with the displayed agent thinking they are the one that controls the listing. Then the display agent contacts the true agent and askes to 50/50 split the commission due on the sale. As the consumer power of the Zillow group has grown exponentially, they have substantially cut into the profits of the enterprises and agents that actually own the listings. Thus, the battle lines are now drawn between the Zillow group and groups such as Realogy member of companies and Keller Williams.

We foresee direct and continuous pushback in 2020 by the enterprises against the Zillow group, in trying to neutralize their marketing power and take ownership back of their listings. As publicly owned companies the Zillow group can only grow revenues by increasing advertising rates to the agent community which strikes deep into agent discontent with the enterprises and the resulting demand in action. This competitive model is unique to the real estate industry and clearly will not follow the path of the aforementioned financial portals.

Website and Mobile Applications

Our product, LoseTheAgent.com, is a complex web site produced completely by our internal technology group. We believe our technology team has utilized the latest technologies in order to make LoseTheAgent easy to use and functionally convenient. Visitors are able to search our thousands of listings, gain critical information about properties, and after making an informed choice, directly contact owners of target properties. After making contact with an owner, a dialog commences between the two parties that may result in a potentially advantageous sale for both parties. Our use of map data increases site usability where visitors can search using state, city or even neighborhood.

We are utilizing our proprietary technology along with our industry contracts to create two separate and very important critical paths for real estate professionals and their organizations to follow. By using our video processing capabilities combined with micro-site and website building techniques we have created an agent/broker micro-site product that leverages best practices in SEO (search engine optimization) on the agent/brokers behalf and delivers a web and mobile friendly rich media experience to consumers. This solution provides the broker a significant increase in organic ranking in local searches, increased site traffic and by doing so, reduces the agent/broker dependency on traditional listing aggregators. Secondly, by integrating marketing capabilities into a single powerful platform, we have taken the direct-to-agent sales model and offered to the property owner through SoloSeller, our proprietary marketing toolset. This strategy lowers risk threshold by giving home sellers a set of tools to market their homes on social media and the Internet as well as providing a pathway to developing accelerating revenue stream via a monthly subscription model. While the former video generator intensive model for us will continue to be our primary revenue generator, we believe that our SoloSeller will become the next generation of marketing for the FSBO home seller.

Market and Competition

The FSBO segment represents 8% of home sale transactions according to NAR; however, the segment remains nascent. We believe the advent of Internet based technology has made much of the practical functionality reserved to real estate professionals irrelevant. Even so, there doesn’t appear to be a market leader focusing solely on the FSBO segment, likely because of challenges related to monetization of FSBO market opportunities. While Zillow has expanded the category dramatically by introducing a listing process for interested FSBO sellers, this runs against the revenue interest of Zillow and may potentially adversely impact agents that are the mainstay of Zillow revenues. Other players such as forsalebyowner.com and fsbo.com have been around for decades but have not had the financing to fuel market expansion and growth. As a result, we believe the existing competition in the FSBO market does not preclude us from achieving success in this market. We believe the key is to develop a formula for monetization so that the few web sites in the FSBO segment can fuel the category expansion the market is demanding.

The National Association of Realtors has approximately 1.2 million members, of which we estimate roughly half are active and associated with at least one real estate brokerage firm.

Presently, Zillow is the largest independent real estate market site, as measured by homes in its database and unique visitors to its website. In 2015, Zillow completed its acquisition of Trulia making it the single most powerful name in the real estate web marketplace. A full 29% of web property searches were conducted on the joint platforms in 2015. As part of the industry consolidation, NewsCorp recently acquired the 3rd largest real estate portal, Realtor.com. Additionally, there are a variety of other websites which have meaningful market share and listing information. We believe a battle for the consumer mindset is now underway as the real estate enterprises enter into a competitive setting against Zillow/Trulia/Realtor/Homes. We also believe we can benefit from the acrimony as we have positioned ourselves as the friends of the enterprises and offer products and capabilities that will enhance the position of the enterprises by leveraging our technology.

Customers

We have experienced substantial customer losses in our legacy businesses due to our proprietary Virtual Tour technology being overtaken by open source coding and clients taking the service in house and offering as an added benefit to agents, free of charge. As a result, in 2019, our legacy business revenue was down 25%.

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

Employees

The Company currently has two full-time employees.

ITEM 1A – RISK FACTORS.

As a smaller reporting company, we are not required to provide a statement of risk factors. Nonetheless, we are voluntarily providing risk factors herein.

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

We do not yet have a significant operating history which would provide you with meaningful information about our past or future operations. The Company has not yet achieved positive cash flow on a monthly basis during any fiscal year including the current fiscal year ending November 30, 2019 and there is significant risk to the survival of the enterprise.

There is substantial doubt about our ability to continue as a going concern.

We have had net operating losses for the years ended November 30, 2019 and 2018. Since the financial statements were prepared assuming that we would continue as a going concern, these conditions coupled with our current liquidity position raise substantial doubt about our ability to continue as a going concern. Furthermore, since we are pursuing new products and services, this diminishes our ability to accurately forecast our revenues and expenses. We expect that our ability to continue as a going concern depends, in large part, on our ability to generate sufficient revenues, limit our expenses without sacrificing customer service, and obtain necessary financing. If we are unable to raise additional capital, we may be forced to discontinue our business.

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

Our technology is the cornerstone of our business and our success will depend in part upon protecting any technology we use or may develop from infringement, misappropriation, duplication and discovery, and avoiding infringement and misappropriation of third-party rights. Our intellectual property is essential to our business, and our ability to compete effectively with other companies depends on the proprietary nature of our technologies. We do not have patent protection for our proprietary video on demand technology. We rely upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop, maintain, and strengthen its competitive position. Although we intend to have confidentiality provisions in the agreements we enter into with our employees and independent contractors, there can be no assurance that such agreements can fully protect our intellectual property, be enforced in a timely manner or that any such employees or consultants will not violate their agreements with us.

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

The efforts of the National Association of Realtors or other organizations could prevent us from operating our business and could lead to the imposition of significant restrictions on our operations.

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

Alex Aliksanyan, our Chief Executive Officer and a director, Thomas M. Grbelja, our Chief Financial Officer, Secretary and a director, and William McLeod, our President and a director, collectively own 7,853 shares of our outstanding common stock, and through the exercise of convertible promissory notes and warrants could, upon 61 days prior written notice to us, acquire approximately 1,112,501 additional shares of our common stock. In addition, Mr. McLeod could, through the conversion of Series A Convertible Preferred Stock, acquire an additional 280,000 shares of our common stock, giving these three individuals approximately 46% of our current voting securities. As a result, they have the ability to influence matters affecting our shareholders, including the election of our directors, the acquisition or disposition of our assets, and the future issuance of our shares. Because they control such shares, investors may find it difficult to replace our management if they disagree with the way our business is being operated. Because the influence by these shareholders could result in management making decisions that are in the best interest of those shareholders and not in the best interest of the investors, you may lose some or all of the value of your investment in our common stock. Investors who purchase our common stock should be willing to entrust all aspects of operational control to our current management team.

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

The total number of shares of all classes of stock that the Company shall have the authority to issue is 275,000,000 shares consisting of: (i) 250,000,000 shares of common stock, par value $0.0001, of which 1,673,253 shares are issued and outstanding as of the date of this report and (ii) 25,000,000 shares of preferred stock, par value $0.0001 per share, none of which are issued and outstanding.

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

Holders

As of January 24, 2020, there are 1,673,253 shares of our common stock issued and outstanding and held by 220 holders of record.

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

Recent Sales of Unregistered Securities

On May 31, 2019, we issued 640,000 shares of Series A Convertible Preferred Stock to three investors in exchange for a total of $160,000. The issuances of Series A Convertible Preferred Stock were exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, and the holders were all either accredited or sophisticated investors familiar with our operations.

On August 20, 2019, we issued Common Stock Purchase Warrants to six individuals for the purchase of up to an aggregate of 1,192,500 shares of Common Stock. The issuances of warrants were exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, and the holders were all either accredited or sophisticated investors familiar with our operations.

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

We are engaged in the business of providing digital media and marketing services for the real estate industry. We currently generate revenue from service fees (video creation and production and website hosting (ReachFactor)) and product sales (Microvideo app). At the core of our programs is our proprietary video creation technology which allows for an automated conversion of data (text and pictures of home listings) to a video with voice and music. We provide video search, storage and marketing capabilities on multiple platform dynamics for web and mobile. Once a home, personal or community video is created using our proprietary technology, it can be published to social media, email or distributed to multiple real estate websites. In addition, we own and operate the web site LoseTheAgent.com, which is a site dedicated to peer-to-peer real estate transactions between home sellers and buyers - the so called For Sale By Owner segment. We currently have approximately 120,000 home listings across all 50 states. We monetize the website by charging fees for both listing a home for sale and picking up possible buyers’ messages of interest. We also plan on generating additional revenues by monetizing seller/buyer information with targeted, interested parties. The web site is fully functional and is being marketed via various on line platforms.

Going Concern

As a result of our financial condition, our auditors have indicated in a footnote to our financial statements as of November 30, 2019 their uncertainty as to our ability to continue as a going concern. In order to continue as a going concern, we must effectively balance many factors and begin to generate sufficient revenue to fund our operations. If we are not able to do this, we may not be able to continue as an operating company. At our current revenue and burn rate, our cash on hand will not cover our operating expenses for the next nine months. There is no assurance that our existing cash flow will ever be adequate to satisfy our existing operating expenses and capital requirements.

Results of Operations for the Year Ended November 30, 2019 compared to Year Ended November 30, 2018

Revenue

Total revenue for the year ended November 30, 2019 was $136,863 compared to $275,463 for the year ended November 30, 2018, a decrease of 50%. The decrease is primarily a result of declining legacy virtual tour business.

Cost of Revenue

Cost of revenues totaled $104,355 for year ended November 30, 2019, compared to $128,363 for the year ended November 30, 2018, representing a decrease of $24,008, or 18.70%. Cost of revenues consists primarily of engineering and server costs incurred in connection with maintenance of our online networks. The decline in costs is primarily due to a reduction in server costs.

Operating Expenses

Our operating expenses, which include salaries and benefits, selling and promotion, amortization and depreciation and general and administrative expenses, increased 181% to $426,068, for the year ended November 30, 2019, compared to $234,530 for the year ended November 30, 2018, an increase of $191,538. The increase was substantially due to an increase in salary and benefit expense of $150,082, increases in selling and promotional expense of $76,518 and decrease of general and administrative expenses of $35,062. A breakdown of general and administrative expenses is as follows:

	Fiscal Year Ended
	November 30,
Expense	2019	2018	Increase/(Decrease)
Professional fees	$62,916	$95,912	$(32,996)
Insurance	2,908	4,720	(1,812)
Dues & subscriptions	3,208	4,176	(968)
Miscellaneous	6,474	5,760	714
Total	$75,506	$110,568	$(35,062)

Other Income (Expenses)

Our other income stayed the same for the year ended November 30, 2019 A summary of other income (expense) is as follows:

	Fiscal Year Ended
	November 30,
Expense	2019	2018	Increase/(Decrease)
Gain on legal settlements	$-	$179,023	$(179,023)
Gain on settlement of accounts payable	-	159,641	(159,641)
Realized loss on marketable securities	-	(21,602)	21,602
Legal fees in connection with settlements	-	(35,299)	35,299
Total	$-	$281,763	$(281,763)

Net Income/Loss

We had net loss of $393,560 for the year ended November 30, 2019, compared to a net income of $194,333 for the year ended November 30, 2018, a decrease of $587,893.

Liquidity and Capital Resources

Introduction

Our principal needs for liquidity have been to fund operating losses and working capital requirements. Our principal source of liquidity as of November 30, 2019 consisted of cash of $263,115. We expect that working capital requirements will continue to be our principal need for liquidity over the near term. Working capital requirements are expected to increase as a result of our anticipated growth.

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

Cash Requirements

At November 30, 2019, we had $263,115 cash on-hand, an increase of $22,190 from the prior year balance of $240,925. Based on our current revenues, cash on hand, and our current net monthly burn rate of approximately $22,000, we will need to continue to raise money from the issuance of equity to fund short term operations.

Sources and Uses of Cash

Operations

Net cash used by operating activities was $207,835 for the year ended November 30, 2019, a decrease of $215,844 from $8,009 provided by operations in the year ended November 30, 2018. This decrease was primarily due to the net loss from the year.

Investments

Net cash provided by investing activities was $0 and $27,421 for the years ended November 30, 2019 and 2018, respectively.

Financing

Net cash provided by financing activities was $230,025 for the year ended November 30, 2019, as compared to net cash provided by financing activities of $183,830 for the year ended November 30, 2018.

Off-balance sheet arrangements

As of November 30, 2019, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital resources that are material to investors.

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

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Nestbuilder.com Corp

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Nestbuilder.com Corp (the Company) as of November 30, 2019 and 2018, and the related statements of income, stockholders’ equity, and cash flows for each of the years in the two-year period ended November 30, 2019 and 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended November 30, 2019 and 2018, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has accumulated deficit of $519,375 as of November 30, 2019. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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
Margate, Florida
January 28, 2020

ASSURANCE DIMENSIONS CERTIFIED PUBLIC ACCOUNTANTS & ASSOCIATES

TAMPA BAY: 4920 W Cypress Street, Suite 102 | Tampa, FL 33607 | Office: 813.443.5048 | Fax: 813.443.5053

JACKSONVILLE: 4720 Salisbury Road, Suite 223 | Jacksonville, FL 32256 | Office: 888.410.2323 | Fax: 813.443.5053

ORLANDO: 1800 Pembrook Drive, Suite 300 | Orlando, FL 32810 | Office: 888.410.2323 | Fax: 813.443.5053

SOUTH FLORIDA: 2000 Banks Road, Suite 218 | Margate, FL 33063 | Office: 888.410.2323 | Fax: 813.443.5053

www.assurancedimensions.com

NESTBUILDER.COM CORP.

Balance Sheets

	November 30, 2019	November 30, 2018

Assets
Current Assets
Cash	$263,115	$240,925
Prepaid expenses	-	3,300
Total current assets	263,115	244,225

Total assets	$263,115	$244,225

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued expenses	$117,000	$113,043
Convertible promissory notes payable	77,454	75,550
Total current liabilities	194,454	188,593

Total liabilities	194,454	188,593

Commitments and Contingencies (Note 9)

Stockholders’ Equity
Convertible Series A Preferred stock, $0.0001 par value 25,000,000 shares authorized; 640,000 shares issued and outstanding at November 30, 2019 and zero at November 30, 2018, respectively	64	-
Common stock, $0.0001 par value; 250,000,000 shares authorized; 1,673,253 shares issued and outstanding at November 30, 2019 and 1,433,196 shares issued and outstanding at November 30, 2018.	167	143
Additional paid-in-capital	587,805	181,304
Accumulated (deficit)	(519,375)	(125,815)
Total stockholders’ equity	68,661	55,632

Total liabilities and stockholders’ equity	$263,115	$244,225

The accompanying notes are an integral part of these financial statements

NESTBUILDER.COM CORP.

Statements of Operations

	For the years ended
	November 30,
	2019	2018

Revenues
Real estate media revenue	$136,863	$275,463

Cost of revenues	104,355	128,363

Gross profit	32,508	147,100

Operating expenses
Salaries and benefits	245,750	95,668
Selling and promotions expense	104,812	28,294
General and administrative	75,506	110,568
Total operating expenses	426,068	234,530

Operating income (loss)	(393,560)	(87,430)

Other income (expense)
Realized (loss) on marketable securities	-	(21,602)
Gain on legal settlements	-	179,023
Legal fees in connection with legal settlements	-	(35,299)
Gain on cancellation of accounts payable	-	159,641
Total other income (expense)	-	281,763

Income (loss) before income taxes	(393,560)	194,333

Provision for income taxes	-	-

Net income (loss)	$(393,560)	$194,333

Weighted average number of shares outstanding – basic	1,571,341	419,359
Weighted average number of shares outstanding - diluted	1,571,341	629,795

Basic net income (loss) per common share	$(0.25)	$0.46
Diluted net income (loss) per share	$(0.25)	$0.31

The accompanying notes are an integral part of these financial statements.

NESTBUILDER.COM CORP.

Statements of Cash Flows

	For the years ended
	November 30,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$(393,560)	$194,333
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Non- cash gain on settlement of lawsuits	-	(49,023)
Realized loss on investment	-	21,602
Stock-based compensation	176,564	-
Gain on cancellation of accounts payable	-	(159,641)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	-	8,603
(Increase) decrease in prepaid assets	3,300	-
Increase in accrued interest on notes payable	1,904	-
Increase (decrease) in accounts payable and accrued expenses	3,957	(7,865)
Net cash provided by (used in) operating activities	(207,835)	8,009

Cash flows from investing activities:
Proceeds from sale of investments	-	27,421
Net cash provided by investing activities	-	27,421

Cash flows from financing activities:
Proceeds from issuance of common stock	70,025	-
Proceeds from convertible promissory notes issuance	-	75,550
Proceeds from issuance of preferred stock	160,000	108,280
Net cash provided by financing activities	230,025	183,830

Net increase in cash	22,190	219,260

Cash at beginning of period	240,925	21,665

Cash at end of period	$263,115	$240,925

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$1,904	$2,145
Income taxes	$-	$-
Noncash financing activity:
Intercompany accounts payable adjusted through paid in capital	$-	$108,000

The accompanying notes are an integral part of these financial statements.

NESTBUILDER.COM CORP.

Statement of Changes in Stockholders’ Equity

	Common Stock		Preferred Stock		Additional		Total Stockholders’
	Shares	Par Value	Shares	Par Value	Paid-In Capital	Accumulated Deficit	Equity (Deficit)
Balance, November 30, 2017	100	-	-	-	(34,833)	$(320,148)	$(354,981)

Write off of Intercompany Accounts Payable	-	-	-	-	108,000	-	108,000
Issuance of common shares	71,500	7	-	-	108,273	-	108,280

Issuance of common shares settlement agreement	1,361,596	136	-	-	(136)		-

Net income	-	-	-	-	-	194,333	194,333
Balance November 30, 2018	1,433,196	$143	-	-	$181,304	$(125,815)	$55,632

	Common Stock		Preferred Stock			Additional		Total
	Shares	Par Value	Shares	Par Value		Paid-In Capital	Accumulated Deficit	Stockholders’ Equity
Balance, November 30, 2018	1,433,196	$143	-	$		$181,304	$(125,815)	$55,632

Issuance of common shares	38,900	4	-		-	70,021	-	70,025

Issuance of common shares settlement agreement	201,157	20	-		-	(20)	-	-

Issuance of Series A convertible preferred shares	-	-	640,000		64	159,936	-	160,000

Share-based compensation	-	-	-		-	176,564	-	176,564
Net loss	-	-	-		-		(393,560)	(393,560)
Balance, November 30, 2019	1,673,253	$167	640,000		$64	$587,805	$(519,375)	$68,661

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

We are engaged in the business of providing digital media and marketing services for the real estate industry. We currently generate revenue from service fees (video creation and production and website hosting (ReachFactor)) and product sales (Microvideo app). At the core of our programs is our proprietary video creation technology which allows for an automated conversion of data (text and pictures of home listings) to a video with voice and music. We provide video search, storage and marketing capabilities on multiple platform dynamics for web and mobile. Once a home, personal or community video is created using our proprietary technology, it can be published to social media, email or distributed to multiple real estate websites. In addition, we own and operate the web site LoseTheAgent.com, which is a site dedicated to peer-to-peer real estate transactions between home sellers and buyers - the so called For Sale By Owner segment. We currently have approximately 120,000 home listings across all 50 states. We monetize the website by charging fees for both listing a home for sale and picking up possible buyers’ messages of interest. We also plan on generating additional revenues by monetizing seller/buyer information with targeted, interested parties. The web site is fully functional and is being marketed via various online platforms.

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

LoseTheAgent.com: We own and operate the web site LoseTheAgent.com, which is a site dedicated to peer-to-peer real estate transactions between home sellers and buyers - the so called For Sale By Owner segment. We currently have approximately 120,000 home listings across all 50 states. We monetize the website by charging fees for both listing a home for sale and picking up possible buyers’ messages of interest. We also plan on generating additional revenues by monetizing seller/buyer information with targeted, interested parties. The web site is fully functional and is being marketed via various online platforms.

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

Cash and Cash Equivalents

The Company considers all unrestricted demand deposits, money market funds and highly liquid debt instruments with an original maturity of less than 90 days to be cash and cash equivalents. There were no cash equivalents as of November 30, 2019 and November 30, 2018. The Company’ cash account is held at a financial institution and is insured by the Federal Deposit Insurance Corporation, or FDIC, up to $250,000. During the year ended November 30, 2019, the Company had reached a bank balance exceeding the FDIC insurance limit.

Property and Equipment

All expenditures on the acquisition for property and equipment are recorded at cost and capitalized as incurred, provided the asset benefits the Company for a period of more than one year. Expenditures on routine repairs and maintenance of property and equipment are charged directly to operating expense. The property and equipment are depreciated based upon its estimated useful life after being placed in service. The estimated useful life of computer equipment is 3 years. When equipment is retired, sold or impaired, the resulting gain or loss is reflected in earnings. The Company incurred depreciation expense of $0 for the year ended November 30, 2019 and 2018.

Impairment of Long-Lived Assets

In accordance with Accounting Standards Codification (“ASC”) 360-10, “Property, Plant, and Equipment”, the Company periodically reviews its long- lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not impair any long-lived assets as of November 30, 2019 and November 30, 2018.

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

Fair Value of Financial Instruments

ASC topic 820, “Fair Value Measurements and Disclosures” (ASC 820) defines “fair value” as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

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

Financial instruments consist principally of cash, accounts payable, accrued liabilities and other current liabilities. The carrying amounts of such financial instruments in the accompanying balance sheets approximate their fair values due to their relatively short- term nature. The fair value of long-term debt is based on current rates at which the Company could borrow funds with similar remaining maturities. The carrying amounts approximate fair value. It is management’s opinion that the Company is not exposed to any significant currency or credit risks arising from these financial instruments.

Revenue Recognition

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). This standard provides a single model for revenue arising from contracts with customers and supersedes current revenue recognition guidance. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Nestbuilder adopted the standard effective December 1, 2018, with no cumulative adjustment needed as of this date. All of our revenue is generated from the United States of America.

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

●Allocation of the transaction price to the performance obligations in the contract - All current contracts are of a single performance obligation thus the entire transaction price is allocated to the single performance obligation. We determine standalone selling price taking into account available information such as historical selling prices of the performance obligation, geographic location, overall strategic objective, market conditions and internally approved pricing guidelines related to the performance obligation.

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

Advertising Expense

Advertising costs are charged to expense as incurred and are included in selling and promotions expense in the accompanying financial statements. Advertising expense for the year ended November 30, 2019 and 2018 were $104,812 and $28,294, respectively.

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

The Company recognizes expenses for tax penalties and interest assessed by the Internal Revenue Service and other taxing authorities upon receiving valid notice of assessments. The Company has received no such notices as of November 30, 2019.

Marketable securities

As part of a legal settlement, the Company received $32,370 of their common shares from the Monaker Group in January 2018. In March 2018 the Company received $16,653 of the common shares from Realbiz Media Group, Inc. as part of a legal settlement. All marketable investments were sold prior to November 30, 2018 which resulted in a loss of $21,602.

Earnings Per Share

Basic earnings per share is computed by dividing net income attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period.

Diluted earnings per share is computed by dividing net income attributable to common stockholders by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Diluted loss per common share is considered to be equal to basic because the common stock equivalents are anti-dilutive. The Company’s anti-dilutive common stock equivalents include the following:

	November 30, 2019	November 30, 2018
Series A Preferred Stock issued and outstanding	640,000	-
Shares on issuance of warrants as share-based compensation	1,192,500	-
Shares on convertible promissory notes	645,450	-
	2,477,950	-

For the year-ended November 30, 2018, the Company had approximately 210,000 potentially dilutive shares due to convertible promissory notes.

Concentrations, Risks and Uncertainties

The Company’s operations and revenue are related to the real estate industry and its prospects for success are tied indirectly to interest rates and the general housing and business climates in the United States.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”). The standard amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU 2016-02 will be effective beginning in the first quarter of fiscal 2020. Early adoption of ASU 2016-02 is permitted. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Company does not have any leasing arrangements.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued and not implemented that might have a material impact on its financial position or results of operations.

NOTE 3: GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

At November 30, 2019, the Company had working capital of $68,661, an accumulated deficit of $519,375 and a net loss of $393,560 for the year then ended. It is management’s opinion that these facts raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the date of this filing, without additional debt or equity financing. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts nor to the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 4: PROPERTY AND EQUIPMENT

At November 30, 2019 and November 30, 2018 Company’s property and equipment are as follows:

	Estimated Life (in years)	November 30, 2019	November 30, 2018

Office equipment	3	$82,719	$82,719
Less: accumulated depreciation		(82,719)	(82,719)
		$-	$-

The Company has recorded no depreciation expense for the years ended November 30, 2019 and 2018.

NOTE 5: DUE FROM/TO AFFILIATES

During the normal course of business, our parent, RealBiz, received and/or made advances for operating expenses and various debt obligation conversions to/from its former parent company, Monaker Group, Inc. (“Monaker”). As a result of these transactions, RealBiz has recorded a receivable of $1,287,517 as of November 30, 2017. On May 11, 2016, RealBiz filed a lawsuit against Monaker seeking collection of this balance. All recoveries and liabilities associated with Monaker lawsuits were transferred to Nestbuilder pursuant to the Contribution and Spin-Off Agreement. Due to uncertainty surrounding our ability to collect this amount, management has elected to record an allowance against the full amount of this receivable. On January 2, 2018 this matter was settled for $63,000 in cash (net of legal fees of $37,000) and $32,370 marketable securities of Monaker. The amount is recorded in gain on legal settlements in the accompanying statement of operations. (See note 6).

NOTE 6: RELATED PARTY TRANSACTIONS

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

Convertible Promissory Notes

Mr. Aliksanyan and Mr. Grbelja are both officers and board members of the Company were issued convertible promissory notes in the amount of $12,500 each. Mr. McLeod is our President and also a board member was issued a convertible promissory note for $12,500. All notes were issued during August 2018. (See note 8).

Series A Convertible Preferred Stock

Included in the year ended November 30, 2019, Mr. McLeod, director and President purchased 280,000 Series A preferred shares in exchange for $70,000.

Common Stock Purchase Warrants

On August 20, 2019, Common Stock Purchase Warrants were issued to the following officers and directors: Alex Aliksanyan, the Chief Executive Officer and a Director, was issued warrants to purchase up to 420,000 shares of Common Stock. Thomas Grbelja, the Treasurer, Secretary and a Director, was issued warrants to purchase up to 230,000 shares of our Common Stock. William McLeod, the President and a Director, was issued warrants to purchase up to 150,000 shares of our Common Stock. In connection with these issuances, the Company recognized compensation expense in the amount of $176,564.

NOTE 7: STOCKHOLDERS’ EQUITY

The total number of shares of all classes of stock that the Company shall have the authority to issue is 275,000,000 shares consisting of: 250,000,000 shares of common stock with a $0.0001 par value per shares; and 25,000,000 shares of preferred stock, par value $0.0001 per share. On May 31, 2019, we filed a certificate of designation with the Secretary of State of the State of Nevada to create a new class of preferred stock designated as the Series A Convertible Preferred Stock. The holders of Series A Convertible Preferred Stock are entitled to receive dividends in an amount equal to any dividends or other Distribution on the Common Stock. The holders of Series A Convertible Preferred Stock are entitled to be paid out of the Available Funds and Assets, in preference to any payment or distribution of any Available Funds and Assets on any shares of Common Stock or subsequent preferred stock, an amount per share equal to the Original Issue Price of the Series A Convertible Preferred Stock plus all declared but unpaid dividends on the Series A Convertible Preferred Stock. Each share of Series A Convertible Preferred Stock shall be convertible, at the option of the holder thereof, at any time after the issuance of such share, into one (1) share of Common Stock. As of November 30, 2019, there were 1,673,253 shares of common stock issued and outstanding and 640,000 shares of Series A Convertible Preferred Stock issued and outstanding.

The original issued and outstanding shares of common stock were owned by the shareholders of our former parent company, RealBiz, as a result of the spin-off of the Company effectuated by RealBiz on July 31, 2018. The existing Realbiz shareholders at the time of the spin-off were issued 1,109,069 shares of Nestbuilder (conversion of 900 to 1). Furthermore, on September 18, 2018 and October 11, 2018, we entered into settlement agreements with two holders (the “RealBiz Noteholders”) of three convertible promissory notes issued to the RealBiz Noteholder by RealBiz, our former parent company (collectively, the “RealBiz Notes”). The RealBiz Noteholders claimed that under the RealBiz Notes it was contractually entitled to receive shares of our common stock in connection with our spin-off from RealBiz on July 31, 2018. Pursuant to the settlement agreement, we issued to the RealBiz Noteholders a total of 252,527 unrestricted shares of our common stock in connection with our spin-off from RealBiz in exchange for a release of any additional claims arising out of the RealBiz Notes and our spin-off from RealBiz. Additionally, during 2018, two private placements were completed with the sale of 71,500 common shares that and raised $108,280, as further detailed below. During 2018, $108,000 were identified as intercompany related and therefore the Company adjusted its accounts payable related to those balances as an adjustment to additional paid in capital (as further discussed in note 6).

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

Common stock warrants

On August 20, 2019, the Company issued 1,192,500 common stock warrants to its officers, contracted employees and professionals that vested immediately. We currently anticipate that the three contracted employees will be granted additional warrants on a quarterly basis. Each warrant is convertible into 1 share of common stock and vests immediately upon issuance with an exercise price of $0.20. The warrants also have a cashless exercise option. The Company has recorded stock-based compensation expense of $176,564 for the year ending November 30, 2019 and is included part of salaries and benefits. The warrants expire on August 20, 2024. A summary of the Company’s outstanding common stock warrants as of November 30, 2019 is as follows:

		Weighted
		Average
		Exercise	Intrinsic
	Warrants	Price	Value
Outstanding, November 30, 2018	-	$-	$-
Warrants granted and issued	1,192,500	$0.20	$0.00
Warrants exercised		$	$
Warrants exchanged		$	$0.00
Outstanding, November 30, 2019	1,192,500	$020	$0.00

Common stock issuable upon issuance of warrants	1,192,500	$0.20	$0.00

The Company estimates the fair value of each award on the date of grant using a Black-Scholes option valuation model that uses the following assumptions for warrants earned during the year ended November 30, 2019:

Expected volatility	100%
Expected dividends	0%
Expected term (in years)	5.0
Risk-free rate	1.42%

NOTE 8: CONVERTIBLE PROMISSORY NOTES PAYABLE

On November 30, 2018, the Company issued the six promissory notes, in the principal amount totaling $75,000, which includes notes payables to certain officers and board members of the Company, namely Mr. Aliksanyan, Mr. McLeod and Mr. Grbelja, in the amount of $12,500 each (See note 6). The Notes accrue interest at a rate of 2.5% per annum and mature on January 31, 2020. Pursuant to the terms of the Notes, the Company may prepay the principal amount of the note together with accrued interest at any time prior to the date of maturity without a prepayment penalty. Pursuant to the terms of the Notes, the holders of the Notes have the right, at their option, at any time, to convert the principal amount of the Notes, and any accrued interest, into our common stock at a conversion price of $0.12 per share. However, each holder of a Note will not have the right to convert any portion of his Note if the holder (together with his affiliates) would beneficially own in excess of 4.99% of the number of shares of our common stock outstanding immediately after giving effect to the conversion, as such percentage ownership is determined in accordance with the terms of the Note. Each Holder has the right to waive the foregoing conversion limitation, in whole or in part, upon and effective after 61 days prior written notice to us. The company has accrued $1,904 in interest on those notes during the current fiscal year. If all of the Notes were converted, the Company would be required to issue 645,450 shares of common stock to the noteholders. At November 30, 2019, the total outstanding balance of the Notes amounted to $77,454.

NOTE 9: COMMITMENTS AND CONTIGENCIES

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

NOTE 10: INCOME TAXES

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

The Company filed its initial tax return for the short period from August 1, 2018 (effective date of the spinoff) through November 30, 2018. The Company reported a tax loss for that short period of $64,638 for the year ended November 30, 2018.

The provision for income taxes varies from the statutory rate applied to the net loss for the years ended November 30, 2019 and 2018:

The difference between the effective income tax rate and the applicable statutory federal income tax rate is summarized as follows:

	2019	2018
Statutory federal rate	(21.0)%	(21.0)%

Permanent differences, stock-based compensation	(44.8)%	(0.0)%
Change in valuation allowance	65.8%	21.0%
Effective tax rate	0.0%	0.0%

At November 30, 2019 and 2018 the Company’s deferred tax assets were as follows:

	2019	2018
Tax benefit of net operating loss carry forward	$45,569	$13,574
Change in valuation allowance	(45,569)	(13,574)
Provision for income tax	-	-

Deferred tax assets (liabilities)
Net deferred tax assets- net operating losses	59,143	13,574
Less: Valuation allowance	(59,143)	(13,574)
Net deferred tax asset	$-	-

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

As of November 30, 2019, the Company had unused net operating loss carry forwards of $281,634 available to reduce future federal taxable income. The Company’s ability to offset future taxable income, if any, with tax net operating loss carryforwards may be limited due to the non-filing of tax returns and the impact of the statute of limitations on the Company’s ability to claim such benefits. Furthermore, changes in ownership may result in limitations under Internal Revenue Code Section 382.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are no events required to be disclosed under this Item.

ITEM 9A - CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of November 30, 2019, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of November 30, 2019, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in Item 9A(b).

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Our management assessed the effectiveness of our internal control over financial reporting as of November 30, 2019. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, Management identified the following three material weaknesses that have caused management to conclude that, as of November 30, 2019, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

1. We do not have a formal policy or written procedures for the approval, identification and reporting of related-party transactions. Our controls are not adequate to ensure that all material transactions and developments with related parties will be properly identified, approved and reported. In our assessment of our disclosure controls and procedures, management evaluated the impact of our failure to have policies and procedures for the identification, approval and reporting of related-party transactions and has concluded that the control deficiency that resulted represented a material weakness.

2. We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act. In our assessment of our disclosure controls and procedures, management evaluated the impact of our failure to have written documentation of our internal controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

3. We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. In our assessment of our disclosure controls and procedures, management evaluated the impact of our failure to have segregation of duties and has concluded that the control deficiency that resulted represented a material weakness.

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

(d) Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended November 30, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

There are no events required to be disclosed by the Item.

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

Name	Age	Position(s)

Alex Aliksanyan	70	Chief Executive Officer and Director

Thomas M. Grbelja	61	Chief Financial Officer, Secretary, and Director

William McLeod	68	President and Director

Alex Aliksanyan, age 70, has served as a director since our inception, and served as our President from October 28, 2017 to August 17, 2018. He has served as our Chief Executive Officer since August 17, 2018. Mr. Aliksanyan comes to the Company with more than 25 years of Strategic Technology Planning, Implementation and Marketing experience. Mr. Aliksanyan also previously served as CEO and President of iCruise.com which he founded in 2000. Prior thereto, Mr. Aliksanyan had served as a marketing consultant for several brands such as Citibank, Disney and Hillshire Farms. He is also considered in the travel industry as a pioneer in the area of e-commerce. Mr. Aliksanyan received his Bachelors’ Degree in Physics from New York University and an advanced degree in marketing from the Stern School of Business in New York.

Thomas M. Grbelja¸ age 61, has served as our Treasurer and Secretary since October 28, 2017, and has served as our Chief Financial Officer, Treasurer, Secretary and one of our directors since August 17, 2018. Mr. Grbelja has spent over 30 years as a Certified Public Accountant providing a wide variety of professional accounting, tax and financial consulting services to professional service, manufacturing, and construction industry participants. Since 1990, he has served as the President and a Founding Member of Burke Grbelja & Symeonides, LLC, Certified Public Accountants, an accounting firm based in Rochelle Park, New Jersey. In addition, between 1983 and 1990, Mr. Grbelja worked as an accountant at Coopers & Lybrand, where he was responsible for the overall audit engagement, including filings with the SEC, for certain large, publicly traded companies. He received his undergraduate degree in accounting at Fairleigh Dickinson University and is a Certified Public Accountant.

William (Bill) McLeod, age 68, has served as our President and as one of our directors since August 17, 2018. Mr. McLeod has been a real estate business investor since 1978. He has been active in real estate development for over thirty-five years. He is currently the managing partner for McLeod Investment, LLC. Bill has also been active in medical surgical equipment sales until 2006. He remains a partner in Skype Comfort and Shoes Etc., both closely-held medical equipment companies. Mr. McLeod brings to the Board his extensive senior leadership experience, his significant real estate industry experience, and significant professional relationships in the real estate and investment industries.

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

To our knowledge, based solely on a review of the copies of such reports furnished to us, none of the current required parties are delinquent in their 16(a) filings.

Board Meetings

During the fiscal year ended November 30, 2019, the Board of Directors met on one occasion.

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

Summary Compensation Table

The following table sets forth information with respect to compensation earned by our Chief Executive Officer, President, and Chief Financial Officer for the fiscal years ended November 30, 2019 and 2018.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Alex Aliksanyan (1)	2019	36,000	-0-	-0-	62,580	(4)	-0-	-0-	-0-	98,580
CEO	2018	36,000	-0-	-0-	-0-		-0-	-0-	-0-	36,000

Thomas M. Grbelja (2)	2019	24,000	-0-	-0-	34,270	(5)	-0-	-0-	-0-	58,270
CFO and Secretary	2018	24,000	-0-	-0-	-0-		-0-	-0-	-0-	24,000

William McLeod (3)	2019	-0-	-0-	-0-	22,350	(6)	-0-	-0-	-0-	22,350
President	2018	-0-	-0-	-0-	-0-		-0-	-0-	-0-	-0-

(1)	On October 28, 2017, Mr. Aliksanyan was appointed as our President. As compensation for such services, Mr. Aliksanyan received a salary of $36,000 per year. On August 17, 2018, we entered into an employment agreement with Mr. Aliksanyan, as amended by a First Amendment to Employment Agreement, pursuant to which we pay him a salary of $36,000 per year in exchange for his agreement to serve as our Chief Executive Officer.

(2)	On October 28, 2017, Mr. Grbelja was appointed as our Treasurer and Secretary. As compensation for such services, Mr. Grbelja received a salary of $24,000 per year. On August 17, 2018, we entered into an employment agreement with Mr. Grbelja, as amended by a First Amendment to Employment Agreement, pursuant to which we pay him a salary of $24,000 per year in exchange for his agreement to serve as our Chief Financial Officer and Secretary, devoting a minimum of 50% of his time and attention to such duties.

(3)	Mr. McLeod was appointed as our President on August 17, 2018. Mr. McLeod does not have a written employment agreement and receives no salary for his services.

(4)	Option awards consist of warrants to purchase 420,000 shares of our common stock at an exercise price of $0.20 per share over five (5) years from the grant date on August 20, 2019.

(5)	Option awards consist of warrants to purchase 230,000 shares of our common stock at an exercise price of $0.20 per share over five (5) years from the grant date on August 20, 2019.

(6)	Option awards consist of warrants to purchase 150,000 shares of our common stock at an exercise price of $0.20 per share over five (5) years from the grant date on August 20, 2019.

Officer and Director Compensation

On August 20, 2019, we issued Common Stock Purchase Warrants to the following officers and directors: Alex Aliksanyan, our Chief Executive Officer and a Director, was issued warrants to purchase up to 420,000 shares of our Common Stock. Thomas Grbelja, our Treasurer, Secretary and a Director, was issued warrants to purchase up to 230,000 shares of our Common Stock. William McLeod, our President and a Director, was issued warrants to purchase up to 150,000 shares of our Common Stock.

Each Common Stock Purchase Warrant is exercisable, by its holder, in whole or in part, at any time between August 20, 2019 and August 20, 2024, into shares of our Common Stock as follows: (i) by a cash payment to us at a cash exercise price equal to $0.20 per share, or (ii) by notice of election to exercise the warrant in a cashless exercise to obtain a number of shares of our Common Stock computed using the following formula: X = Y(A-B)/A; where X = the number of shares of Common Stock to be issued to the holder, Y = the number of shares of Common Stock purchasable under the warrant, A = the fair market value of one share of Common Stock on the date of determination, and B = the per share exercise price of $0.20.

The Common Stock Purchase Warrants were issued with respect to services provided in 2019 and vested immediately upon issuance. The issuance of the warrants was fully approved by our Board of Directors on July 25, 2019, the date a fully executed resolution authorizing the issuance was delivered to us.

For the years ended November 30, 2019 and 2018, none of the members of our Board of Directors received compensation for his or her service as a director. We do not currently have an established policy to provide compensation to members of our Board of Directors for their services in that capacity.

Outstanding Equity Awards at Fiscal Year-End

We do not currently have a stock option or grant plan.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of January 24, 2020, certain information with respect to our equity securities owned of record or beneficially by (i) each Officer and Director; (ii) each person who owns beneficially more than 5% of each class of our outstanding equity securities; and (iii) all Directors and Executive Officers as a group.

Name and Address	Common Stock Ownership(1)		Percentage of Common Stock Ownership(2)

Alex Aliksanyan (3)(4)	-		-

Thomas M. Grbelja (3)(4)	7,010		0.42%

William McLeod (3)(4)	280,843	(5)	14.34%

Cardar Investments Limited	281,666	(6)	14.41%

All Officers and Directors as a Group (3 Persons)	287,853	(5)	14.68%

(1)	The number and percentage of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days through the exercise of any stock option or other right. The persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes to this table.

(2)	Based on 1,673,253 shares of common stock issued and outstanding as of January 24, 2020.

(3)	Indicates one of our officers or directors.

(4)	Unless otherwise noted, the address is c/o Nestbuilder.com Corp., 201 W. Passaic Street, Suite 301, Rochelle Park, NJ 07662.

(5)	Includes 280,000 shares of common stock that may be acquired upon the conversion of 280,000 shares of Series A Convertible Preferred Stock.

(6)	Includes 280,000 shares of common stock that may be acquired upon the conversion of 280,000 shares of Series A Convertible Preferred Stock.

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

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Series A Convertible Preferred Stock

On May 31, 2019, we entered into a Stock Purchase Agreement with William McLeod, our President and a Director, pursuant to which we issued to Mr. McLeod a total of 280,000 shares of Series A Convertible Preferred Stock, at a per-share purchase price of $0.25 per share, for a total of $70,000.

The holders of shares of Series A Convertible Preferred Stock are entitled to receive dividends equal (on an as-if-converted-to-Common-Stock basis) to and in the same form as dividends actually paid on shares of Common Stock when, as, and if such dividends are paid on shares of Common Stock. Each share of Series A Convertible Preferred Stock is convertible, at the option of the holder thereof, at any time after the issuance of such share, into one share of our Common Stock. In addition, each share of Series A Convertible Preferred Stock will automatically convert into one share of our Common Stock upon completion of certain corporation transactions, including a reorganization, merger, sale of substantially all of our assets, or the disposition of more than 50% of our voting power. Each share of Series A Convertible Preferred Stock is entitled to the number of votes to which the holders thereof would be entitled if they converted their shares of Series A Convertible Preferred Stock at the time of voting. As long as shares of Series A Convertible Preferred Stock are outstanding, we cannot (i) directly or indirectly, enter into, create, incur or assume any new indebtedness for borrowed money, or (ii) incur any liens on our assets, without the vote or written consent of the holders of at least a majority of the then outstanding shares of the Series A Convertible Preferred Stock. With respect to the distribution of assets upon the liquidation, dissolution or winding up of the Company, the Series A Convertible Preferred Stock ranks senior to the Common Stock and subsequent series of preferred stock that may be issued by us in the future.

Warrants

On August 20, 2019, we issued Common Stock Purchase Warrants to the following officers and directors: Alex Aliksanyan, our Chief Executive Officer and a Director, was issued warrants to purchase up to 420,000 shares of our Common Stock. Thomas Grbelja, our Treasurer, Secretary and a Director, was issued warrants to purchase up to 230,000 shares of our Common Stock. William McLeod, our President and a Director, was issued warrants to purchase up to 150,000 shares of our Common Stock.

Each Common Stock Purchase Warrant is exercisable, by its holder, in whole or in part, at any time between August 20, 2019 and August 20, 2024, into shares of our Common Stock as follows: (i) by a cash payment to us at a cash exercise price equal to $0.20 per share, or (ii) by notice of election to exercise the warrant in a cashless exercise to obtain a number of shares of our Common Stock computed using the following formula: X = Y(A-B)/A; where X = the number of shares of Common Stock to be issued to the holder, Y = the number of shares of Common Stock purchasable under the warrant, A = the fair market value of one share of Common Stock on the date of determination, and B = the per share exercise price of $0.20.

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

Employment Agreements

On August 17, 2018, we entered into employment agreements with Alex Aliksanyan, our Chief Executive Officer and a director, and Thomas M. Grbelja, our Chief Financial Officer, Secretary and a director .

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

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed for the years ended November 30, 2019 and 2018 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $18,500.

Audit - Related Fees

The aggregate fees billed in the fiscal years ended November 30, 2019 and 2018 for professional services rendered by the principal accountant for the review of the financial statements for the quarterly periods ended February 28, May 31, and August 31, of each year, and for the issuance of consents, were $12,000 for each year.

Tax Fees

For the fiscal years ended November 30, 2019 and 2018, our principal accountants did not render any services for tax compliance, tax advice, and tax planning work.

All Other Fees

None.

Of the fees described above for the years ended November 30, 2019 and 2018, all were approved by the entire Board of Directors.

PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements

The following consolidated financial statements are filed as part of this report:

(a)(2)	Financial Statement Schedules

We do not have any financial statement schedules required to be supplied under this Item.

(a)(3)	Exhibits

Refer to (b) below.

(b)	Exhibits

2.1 (1)	Contribution and Spin-Off Agreement, dated as of October 27, 2017, by and among RealBiz Media Group, Inc., Anshu Bhatnagar, for purposes of Section 2.3 only, NestBuilder.com Corp., and Alex Aliksanyan

2.2 (2)	Memorandum of Understanding dated December 29, 2016, by and between Anshu Bhatnagar and Alex Aliksanyan

2.3 (2)	Amended and Restated Agreement dated January 2, 2017, by and among RealBiz Media Group, Inc., Anshu Bhatnagar and Alex Aliksanyan

2.4 (2)	First Amendment to Contribution and Spin-Off Agreement dated as of January 29, 2018, by and between RealBiz Media Group, Inc., Anshu Bhatnagar, NestBuilder.com Corp., and Alex Aliksanyan

3.1 (1)	Articles of Incorporation of NestBuilder.com Corp.

3.2 (1)	Bylaws of NestBuilder.com Corp.

3.3 (4)	Certificate of Designation of the Series A Convertible Preferred Stock

10.1 (4)	Form of Stock Purchase Agreement of Series A Convertible Preferred Stock

10.2 (5)	Settlement Agreement, dated April 30, 2019, between Auctus Fund, LLC and NestBuilder.com Corp.

10.3 (6)	Form of Common Stock Purchase Warrant

99.1 (3)	Information Statement of NestBuilder.com Corp. dated July 23, 2018

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from our registration statement on Form 10, filed with the Commission on December 22, 2017.

(2)	Incorporated by reference from Amendment No. 1 to our registration statement on Form 10/A, filed with the Commission on February 20, 2018.

(3)	Incorporated by reference from Amendment No. 5 to our registration statement on Form 10/A, filed with the Commission on July 23, 2018.

(4)	Incorporated by reference from our Current Report on Form 8-K, filed with the Commission on June 3, 2019.

(5)	Incorporated by reference from our Quarterly Report on Form 10-Q, filed with the Commission on July 15, 2019.

(6)	Incorporated by reference from our Current Report on Form 8-K, filed with the Commission on August 26, 2019.

* Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nestbuilder.com Corp.

Dated: January 28, 2020		/s/ Alex Aliksanyan
	By:	Alex Aliksanyan
	Its:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: January 28, 2020		/s/ Alex Aliksanyan
	By:	Alex Aliksanyan
	Its:	Chief Executive Officer and Director

Dated: January 28, 2020		/s/ Thomas M. Grbelja
	By:	Thomas M. Grbelja
	Its:	Chief Financial Officer, Secretary and Director

