Form 10-Q
period 2020-02-29
Nestbuilder.com Corp.
filed 2020-04-10
CIK 1725516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2020

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

Securities registered pursuant to Section 12(b) of the Act: None

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of April 10, 2020, there were 1,673,237 shares of common stock, par value $0.0001, issued and outstanding.

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

ITEM 1	Financial Statements

NESTBUILDER.COM CORP.

Balance Sheets

Unaudited

	February 29, 2020	November 30, 2019

Assets
Current Assets
Cash	$195,081	$263,115
Accounts receivable, net of allowance for doubtful accounts	-	-
Prepaid expenses	-	-
Total current assets	195,081	263,115

Total assets	$195,081	$263,115

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued expenses	$102,000	$117,000
Convertible promissory notes payable	77,938	77,454
Total current liabilities	179,938	194,454

Total liabilities	179,938	194,454

Commitments and Contingencies (Note 8)

Stockholders’ Equity
Preferred stock, $0.0001 par value 25,000,000 shares authorized; 640,000 shares issued and outstanding at February 29, 2020 and November 30, 2019, respectively	64	64
Common stock, $0.0001 par value; 250,000,000 shares authorized; 1,673,237 shares issued and outstanding at February 29, 2020 and 1,673,237 shares issued and outstanding at November 30, 2019.	167	167

Additional paid-in-capital	587,805	587,805
Accumulated deficit	(572,893)	(519,375)
Total stockholders’ equity	15,142	68,661

Total liabilities and stockholders’ equity	$195,081	$263,115

The accompanying notes are an integral part of these unaudited financial statements

NESTBUILDER.COM CORP.

Statements of Operations

(Unaudited)

	For the three months ended
	February 29, 2020	February 28, 2019
Revenues
Real estate media revenue	$18,003	$46,850

Cost of revenues	36,038	28,976

Gross profit	(18,035)	17,874

Operating expenses
Salaries and benefits	16,375	19,960
Marketing and promotions expense	5,584	27,513
General and administrative	13,524	20,564
Total operating expenses	35,484	68,037

Operating (loss)	(53,519)	(50,163)

Provision for income taxes	-	-

Net (loss)	$(53,519)	$(50,163)

Weighted average number of shares outstanding	1,673,237	419,359

Basic and diluted net (loss) per share	$(0.03)	$(0.12)

The accompanying notes are an integral part of these unaudited financial statements.

NESTBUILDER.COM CORP.

Statement of Changes in Stockholders’ Equity

	Common Sock		Additional		Total
	Shares	Par Value	Paid-In Capital	Accumulated Deficit	Stockholders’ Equity
Balance, November 30, 2018	1,433,196	143	$181,304	$(125,815)	$55,632

Net loss				(50,163)	(50,163)

Issuance of common shares	10,000	1	4,999		5,000

Balance, February 28, 2019	1,443,196	$144	$186,303	$(175,978)	$10,469

	Common Stock		Preferred Stock		Additional		Total
	Shares	Par Value	Shares	Par Value	Paid-In Capital	Accumulated Deficit	Stockholders’ Equity
Balance, November 30, 2019	1,673,253	167	640,000	$64	$587,805	$(519,375)	$68,661

Net loss						$(53,519)	(53,519)

Balance, February 29, 2020	1,673,253	$167	640,000	$64	$587,805	$(572,893)	15,142

The accompanying notes are an integral part of these unaudited financial statements.

NESTBUILDER.COM CORP.

Statements of Cash Flows

(Unaudited)

	For the three months ended
	February 29, 2020	February 28, 2019
Cash flows from operating activities:
Net income (loss)	$(53,519)	$(50,163)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Increase in accrued interest	485	473
(Increase) decrease in accounts receivable	-	(3,825)
Increase (decrease) in accounts payable and accrued expenses	(15,000)	(10,544)
Net cash provided by (used in) operating activities	(68,034)	(64,059)

Cash flows from investing activities:
Net cash (used in) and provided by investing activities	-	-

Cash flows from financing activities:
Proceeds from issuance of common stock	-	5,000
Net cash provided by financing activities	-	5,000

Net increase (decrease) in cash	(68,034)	(59,059)

Cash at beginning of period	263,115	240,925

Cash at end of period	$195,081	$181,866

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

NESTBUILDER.COM CORP.

CONDENCED NOTES TO THE FINANCIAL STATEMENTS

FEBRUARY 29, 2020

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

We are engaged in the business of providing digital media and marketing services for the real estate industry. We currently generate revenue from service fees (video creation and production and website hosting (ReachFactor)) and product sales (Microvideo app). At the core of our programs is our proprietary video creation technology which allows for an automated conversion of data (text and pictures of home listings) to a video with voice and music. We provide video search, storage and marketing capabilities on multiple platform dynamics for web and mobile. Once a home, personal or community video is created using our proprietary technology, it can be published to social media, email or distributed to multiple real estate websites. In addition, we own and operate the web site LoseTheAgent.com, which is a site dedicated to peer-to-peer real estate transactions between home sellers and buyers - the so called For Sale By Owner segment. We currently have approximately 180,000 home listings across all 50 states. We intend to monetize the website by charging fees for both listing a home for sale and picking up possible buyers’ messages of interest. We also plan on generating additional revenues by monetizing seller/buyer information with targeted, interested parties. The web site is fully functional and is being marketed via various online platforms. In addition, due to the current economic conditions caused by the novel coronavirus pandemic, we are actively seeking potential buyers for the LoseTheAgent.com web site.

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

LoseTheAgent.com: We own and operate the web site LoseTheAgent.com, which is a site dedicated to peer-to-peer real estate transactions between home sellers and buyers - the so called For Sale By Owner segment. We currently have approximately 180,000 home listings across all 50 states. We monetize the website by charging fees for both listing a home for sale and picking up possible buyers’ messages of interest. We also plan on generating additional revenues by monetizing seller/buyer information with targeted, interested parties. The web site is fully functional and is being marketed via various online platforms. In addition, due to the current economic conditions caused by the novel coronavirus pandemic, we are actively seeking potential buyers for the LoseTheAgent.com web site.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (all of which are of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three months ended February 29, 2020 are not indicative of the results that may be expected for the year ending November 30, 2020 or for any other future period. These unaudited financial statements and the unaudited condensed notes thereto should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Form 10 for the year ended November 30, 2019, filed with the Securities and Exchange Commission (the “SEC”) on January 28, 2020.

Use of Estimates

The preparation of abbreviated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the abbreviated financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. If actual results significantly differ from the Company’s estimates, the Company’s financial condition and results of operations could be materially impacted. Significant estimates include deferred tax asset allowance.

Cash and Cash Equivalents

The Company considers all unrestricted demand deposits, money market funds and highly liquid debt instruments with an original maturity of less than 90 days to be cash and cash equivalents. There were no cash equivalents as of February 29, 2020 and November 30, 2019.

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

Impairment of Long-Lived Assets

In accordance with Accounting Standards Codification 360-10, “Property, Plant, and Equipment”, the Company periodically reviews its long- lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not impair any long-lived assets as of February 29, 2020 and November 30, 2019.

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

Advertising Expense

Advertising costs are charged to expense as incurred and are included in marketing and promotions expense in the accompanying financial statements. Advertising expense for the three months ended February 29, 2020 and February 28, 2019 was $5,584 and $27,513, respectively.

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

The Company recognizes expenses for tax penalties and interest assessed by the Internal Revenue Service and other taxing authorities upon receiving valid notice of assessments. The Company has received no such notices as of February 29, 2020.

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

	February 29, 2020	November 30, 2019
Series A Preferred Stock issued and outstanding	640,000	640,000
Shares on issuance of warrants as share-based compensation	1,192,500	1,192,500
Shares on convertible promissory notes	649,483	645,450
	2,481,983	2,477,950

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

At February 29, 2020, the Company had working capital of $15,142 and accumulated deficit of $572,893. It is management’s opinion that these facts raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the date of this filing, without additional debt or equity financing. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts nor to the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Note 4: Property and Equipment

At February 29, 2020 and November 30, 2019 Company’s property and equipment are as follows:

	Estimated Life (in years)	February 29, 2020	November 30, 2019

Office equipment	3	$82,719	$82,719
Less: accumulated depreciation		(82,719)	(82,719)

		$-	$-

The Company’s fixed assets are fully depreciated.

NOTE 5: ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The Company’s accounts payable and accrued expenses are as follows:

	February 29, 2020	November 30, 2019
Trade payables and accruals	$102,000	$117,000

Total accounts payable and accrued expenses	$102,000	$117,000

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

Series A Convertible Preferred Stock

During the quarter ended August 31, 2019, Mr. McLeod, a board member and our President, purchased 280,000 shares of Series A Convertible Preferred Stock in exchange for $70,000.

NOTE 7: STOCKHOLDERS’ EQUITY

The total number of shares of all classes of stock that the Company shall have the authority to issue is 275,000,000 shares consisting of: 250,000,000 shares of common stock with a $0.0001 par value per shares; and 25,000,000 shares of preferred stock, par value $0.0001 per share. On May 31, 2019, we filed a certificate of designation with the Secretary of State of the State of Nevada to create a new class of preferred stock designated as the Series A Convertible Preferred Stock. The holders of Series A Convertible Preferred Stock are entitled to receive dividends in an amount equal to any dividends or other Distribution on the Common Stock. The holders of Series A Convertible Preferred Stock are entitled to be paid out of the Available Funds and Assets, in preference to any payment or distribution of any Available Funds and Assets on any shares of Common Stock or subsequent preferred stock, an amount per share equal to the Original Issue Price of the Series A Convertible Preferred Stock plus all declared but unpaid dividends on the Series A Convertible Preferred Stock. Each share of Series A Convertible Preferred Stock shall be convertible, at the option of the holder thereof, at any time after the issuance of such share, into one (1) share of Common Stock. As of February 29, 2020, there were 1,673,237 shares of common stock issued and outstanding and 640,000 shares of Series A Convertible Preferred Stock issued and outstanding.

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

Common stock warrants

On August 20, 2019, the Company issued 1,192,000 common stock warrants to its officers, contracted employees and professionals that vested immediately. The three contracted employees will be granted additional warrants on a quarterly basis. Each warrant is convertible into 1 share of common stock and vests immediately upon issuance with an exercise price of $0.20. The Company has recorded stock-based compensation expense of $176,564 for the year ending November 30, 2019 and is included part of salaries and benefits. The warrants expire on August 20, 2024. A summary of the Company’s outstanding common stock warrants as of February 29, 2020 is as follows:

		Weighted
		Average
		Exercise	Intrinsic
	Warrants	Price	Value
Outstanding, November 30, 2019	1,192,000	$0.20	$0.00
Warrants granted and issued	-	$-	$-
Warrants exercised	-	$-	$-
Warrants exchanged	-	$-	$0.00
Outstanding, February 29, 2020	1,192,000	$020	$0.00
Common stock exercisable upon issuance of warrants	1,192,000	$0.20	$0.00

The Company estimates the fair value of each award on the date of grant using a Black-Scholes option valuation model that uses the following assumptions for warrants earned during the three months ended February 29, 2020:

Expected volatility	100%
Expected dividends	0%
Expected term (in years)	5.0
Risk-free rate	1.42%

NOTE 8: CONTINGENCIES

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

NOTE 9: CONVERTIBLE PROMISSORY NOTES PAYABLE

On November 30, 2018, the Company issued six promissory notes, in the principal amount totaling $75,000, which includes notes payables to certain officers and board members of the Company, namely Mr. Aliksanyan, Mr. McLeod and Mr. Grbelja, in the amount of $12,500 each (See note 6). The Notes accrue interest at a rate of 2.5% per annum and mature on June 1, 2020. Pursuant to the terms of the Notes, the Company may prepay the principal amount of the note together with accrued interest at any time prior to the date of maturity without a prepayment penalty. Pursuant to the terms of the Notes, the holders of the Notes have the right, at their option, at any time, to convert the principal amount of the Notes, and any accrued interest, into our common stock at a conversion price of $0.12 per share. However, each holder of a Note will not have the right to convert any portion of his Note if the holder (together with his affiliates) would beneficially own in excess of 4.99% of the number of shares of our common stock outstanding immediately after giving effect to the conversion, as such percentage ownership is determined in accordance with the terms of the Note. Each Holder has the right to waive the foregoing conversion limitation, in whole or in part, upon and effective after 61 days prior written notice to us. The company has accrued $485 in interest on those notes during the current fiscal year. If all of the Notes were converted, the Company would be required to issue 649,483 shares of common stock to the noteholders. At February 29, 2020, the total outstanding balance of the Notes amounted to $77,938.

NOTE 10: SUBSEQUENT EVENTS

There are no subsequent events.

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

We are engaged in the business of providing digital media and marketing services for the real estate industry. We currently generate revenue from service fees (video creation and production and website hosting (ReachFactor)) and product sales (Microvideo app). At the core of our programs is our proprietary video creation technology which allows for an automated conversion of data (text and pictures of home listings) to a video with voice and music. We provide video search, storage and marketing capabilities on multiple platform dynamics for web and mobile. Once a home, personal or community video is created using our proprietary technology, it can be published to social media, email or distributed to multiple real estate websites. In addition, we own and operate the web site LoseTheAgent.com, which is a site dedicated to peer-to-peer real estate transactions between home sellers and buyers - the so called For Sale By Owner segment. We currently have approximately 180,000 home listings across all 50 states. We monetize the website by charging fees for both listing a home for sale and picking up possible buyers’ messages of interest. We also plan on generating additional revenues by monetizing seller/buyer information with targeted, interested parties. The web site is fully functional and is being marketed via various on line platforms. In addition, due to the current economic conditions caused by the novel coronavirus pandemic, we are actively seeking potential buyers for the LoseTheAgent.com web site.

Results of Operations for the Three Months Ended February 29, 2020 and February 28, 2019

Revenues

Total revenue for the three months ended February 29, 2020 was $18,003 compared to $46,850 for the three months ended February 28, 2019, a decrease of $28,848 or 62%. The decrease is primarily a result of declining legacy virtual tour business, due primarily to the loss of our top two franchise accounts, who took their video production business in house. Our legacy “on demand” video business has been declining on average 35% per year over the past two years. This trend is driven by our once unique technology being commoditized and offered as a “free” tool by many real estate web site producers. Additionally, Century 21, one of the largest mass media real estate agencies, has offered every agent a free web site that includes free videos. Thus, many “on demand” C21 customers have left our business. We envision these trends continuing for the foreseeable future and see significant risks to the future of our legacy business.

Cost of Revenue

Cost of revenues totaled $36,038 for the three months ended February 29, 2020, compared to $28,976 for the three months ended February 28, 2019, representing an increase of $7,062, or 24%. Cost of revenues consists primarily of engineering and server costs incurred in connection with maintenance of our online networks.

Operating Expenses

Our operating expenses, which include salaries and benefits, marketing and promotion and general and administrative expenses, decreased 48% to $35,483, for the three months ended February 29, 2020, compared to $68,037 for the three months ended February 28, 2019. Marketing and promotion expenses decreased $21,929 and amounted to $5,584 for the three months ended February 29, 2020 compared to $27,513 for the three months ended February 28, 2019. Payroll related expenses decreased $3,585 or 18% to $16,375 for the three months ended February 29, 2020 compared to $19,960 for the same three-month period last year. The decline is due to reduction of the customer service personnel which is consistent with our declining revenue base.

General and administrative expenses amounted to $13,524 and $20,564 for the three months ended February 29, 2020 and 2019, respectively. A breakdown of general and administrative expenses is as follows:

	Three Months Ended
	February 29,
Expense	2020	2019	Increase/(Decrease)
Professional Fees	$10,100	$16,921	$(6,821)
Insurance	840	750	90
Other	2,584	2,893	(3,049)
Total	$13,524	$20,564	$(7,040)

Net Income/Loss

We had net loss of $53,518 for the three months ended February 29, 2020, compared to net loss of $50,163 the three months ended February 28, 2019, an increase of $3,355.

Liquidity and Capital Resources; Anticipated Financing Needs

At February 29, 2020, we had $195,081 cash on-hand, a decrease of $68,034 from the beginning of the year balance of $263,115.

Net cash used in operating activities was $68,034 for the three months ended February 29, 2020, an increase of $3,975 from $64,059 of cash used in operations during the three months ended February 28, 2019. This increase was primarily due gains on legal settlements in the prior year and funding the operating loss for the current fiscal period.

Net cash provided by investing activities was $-0- for the three months ended February 29, 2020. Net cash used in investing activities was $-0- for the three months ended February 28, 2019.

Net cash provided by financing activities was $5,000 for the three months ended February 29, 2019 from common stock issuances and $-0- for three months ended February 29, 2020.

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

Income Taxes.

The Company accounts for income taxes using an asset and liability approach to financial accounting and reporting for income taxes. Accordingly, deferred tax assets and liabilities arise from the difference between the tax basis of an asset or liability and its reported amount in the financial statements. Deferred tax amounts are determined using the tax rates expected to be in effect when the taxes will actually be paid or refunds received, as provided under currently enacted tax law. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense or benefit is the tax payable or refundable, respectively, for the period plus or minus the change in deferred tax assets and liabilities during the period. The Company has recorded a full valuation allowance for its net deferred tax assets as of February 29, 2020 and November 30, 2019 because realization of those assets is not reasonably assured.

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

The Company believes its income tax filing positions and deductions will be sustained upon examination and, accordingly, no reserves, or related accruals for interest and penalties has been recorded at February 29, 2020 and February 28, 2019.

Share-Based Compensation

The Company accounts for stock incentive plans by measurement and recognition of compensation expense for all stock-based awards based on estimated fair values, net of estimated forfeitures. Share-based compensation expense includes compensation cost for restricted stock awards and stock options. The Company uses the Black-Scholes option-pricing model to determine the fair value of options granted as of the grant date. There was no share- based compensation for the quarters ended February 29, 2020 and February 28, 2019.

Accounts Receivable.

The Company regularly reviews outstanding receivables and provides for estimated losses through an allowance for doubtful accounts. In evaluating the level of established loss reserves, the Company makes judgments regarding its customers’ ability to make required payments, economic events, and other factors. As the financial condition of these parties change, circumstances develop or additional information becomes available, adjustments to the allowance for doubtful accounts may be required. The Company maintains reserves for potential credit losses, and such losses traditionally have been within its expectations. The Company has determined the allowance for doubtful accounts to be $-0- as of February 29, 2020, and November 30, 2019.

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

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Disclosure controls and procedures include, without limitation, controls and other procedures that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of February 29, 2020.

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

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our financial statements may not be prevented or detected on a timely basis. In light of this material weakness, we performed additional analyses and procedures in order to conclude that our unaudited financial statements for the quarter ended February 29, 2020, included in this Quarterly Report on Form 10-Q were fairly stated in accordance with GAAP. Accordingly, management believes that despite our material weaknesses, our unaudited financial statements for the quarter ended February 29, 2020 are fairly stated, in all material respects, in accordance with GAAP.

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

Nestbuilder.com Corp.

Dated:April 10, 2020	By:	/s/ Alex Aliksanyan
	Name:	Alex Aliksanyan
	Title:	Chief Executive Officer

