Form 10-Q
period 2020-05-31
Nestbuilder.com Corp.
filed 2020-08-25
CIK 1725516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2020

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

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. [  ] Yes [  ] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 24, 2020, there were 1,673,237 shares of common stock, $0.0001 par value, issued and outstanding.

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

ITEM 1	Financial Statements

NESTBUILDER.COM CORP.

Balance Sheets

	May 31,	November 30,
	2020	2019
	UNAUDITED
Assets
Current Assets
Cash	$124,405	$263,115

Total assets	$124,405	$263,115

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued expenses	$102,500	$117,000
Paycheck protection program SBA loan	13,080
Convertible promissory notes payable	-	75,550
Total current liabilities	115,580	194,454

Total liabilities	115,580	194,454

Commitments and Contingencies (Note 8)

Stockholders’ Equity
Preferred stock, $0.0001 par value 25,000,000 shares authorized; 640,000 shares issued and outstanding at May 31, 2020 and November 30, 2019.	64	64
Common stock, $0.0001 par value; 250,000,000 shares authorized; 1,673,237shares issued and outstanding at May 31, 2020 and November 30, 2019, respectively.	167	167

Additional paid-in-capital	587,806	587,805
Accumulated deficit	(579,212)	(519,375)
Total stockholders’ equity	8,825	68,661

Total liabilities and stockholders’ equity	$124,405	$263,115

The accompanying notes are an integral part of these financial statements.

NESTBUILDER.COM CORP.

Statements of Operations

(Unaudited)

	For the three months ended		For the six months ended
	May 31,		May 31,
	2020	2019	2020	2019

Revenues
Real estate media revenue	$20,592	$36,078	$38,595	$82,928

Cost of revenues	2,882	25,282	33,820	54,258

Gross profit	17,710	10,796	4,775	28,670

Operating expenses
Salaries and benefits	22,563	16,542	38,938	36,502
Selling and promotions expense	72	30,623	11,756	58,136
General and administrative	11,831	15,136	24,356	35,700
Total operating expenses	34,466	62,301	75,050	130,338

Operating (loss)	(16,756)	(51,505)	(70,275)	(101,668)

Other income (expense)
Gain on settlement of notes payable	10,438		10,438	-
Total other income (expense)	10,438	-	10,438	-

Net income (loss)	$(6,318)	$(51,505)	$(59.837)	$(101,668)

Weighted average number of shares outstanding	1,673,237	1,581,941	1,673,237	1,581,941

Basic and diluted net loss per share	$(0.00)	$(0.03)	$(0.004)	$(0.06)

The accompanying notes are an integral part of these financial statements.

NESTBUILDER.COM CORP.

Statement of Changes in Stockholders’ Equity

	Common Stock		Preferred Stock		Additional		Total
	Shares	Par Value	Shares	Par Value	Paid-In Capital	Accumulated Deficit	Stockholders’ Equity
Balance, November 30, 2018	1,433,180	143	-	$-	$181,304	$(125,815)	$55,632

Net loss						(50,163)	(50,163)

Issuance of common shares	10,000	1			4,999		5,000

Balance February 28, 2019	1,443,180	144	-	-	186,303	(175,978)	10,469

Net loss						(51,505)	(51,505)

Issuance of common shares	28,900	3			65,022		65,025

Issuance of common shares spin off	201,157	20			(20)		-

Issuance of Series A preferred shares			280,000	28	69,972		70,000

Balance, May 31, 2019	1,673,237	$167	280,000	$28	$321,277	$(227,483)	$93,989

	Common Stock		Preferred Stock		Additional		Total
	Shares	Par Value	Shares	Par Value	Paid-In Capital	Accumulated Deficit	Stockholders’ Equity

Balance, November 30, 2019	1,673,253	$167	640,000	$64	$587,805	$(519,375)	$68,661

Net loss						(53,519)	(53,519)

Balance, February 29, 2020	1,673,253	$167	640,000	64	587,805	(572,894)	15,143

Net Loss						(6,318)	(6,318)

Balance, May 31, 2020	1,673,253	$167	640,000	$64	$587,805	$(579,212)	$8,825

The accompanying notes are an integral part of these financial statements.

NESTBUILDER.COM CORP.

Statements of Cash Flows

(Unaudited)

	For the six months ended
	May 31,
	2020		2019
Cash flows from operating activities:
Net income (loss)		$(59,837)	$(101,668)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on settlement of convertible notes		(10,438)
Changes in operating assets and liabilities:
Increase(decrease) in accrued interest on notes payable		485-	948
(Increase) decrease in accounts receivable		-	(3,800)
Increase (decrease) in accounts payable and accrued expenses		(14,500)	(4,544)
Net cash provided by (used in) operating activities		(84,290)	(109,064)

Cash flows from investing activities:
Net cash provided by (used in) investing activities		-	-

Cash flows from financing activities:
Repayment of Convertible Notes		(67,500)	-
Proceeds from Paycheck Protection SBA loan		13,080
Proceeds from issuance of common stock		-	70,025
Proceeds from issuance of preferred stock		-	70,000

Net cash provided by (used in) financing activities		(54,420)	140,025

Net increase (decrease) in cash		(138,710)	30,961

Cash at beginning of period		263,115	240,925

Cash at end of period		$124,405	$271,886

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$		$-
Income taxes		$-	$-

The accompanying notes are an integral part of these financial statements.

.NESTBUILDER.COM CORP.

NOTES TO THE FINANCIAL STATEMENTS

May 31, 2020

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

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (all of which are of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three and six months ended May 31, 2020 are not indicative of the results that may be expected for the year ending November 30, 2020 or for any other future period. These unaudited financial statements and the unaudited notes thereto should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Form 10 for the year ended November 30, 2019, filed with the Securities and Exchange Commission (the “SEC”) on January 28, 2020.

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

Cash and Cash Equivalents

The Company considers all unrestricted demand deposits, money market funds and highly liquid debt instruments with an original maturity of less than 90 days to be cash and cash equivalents. There were no cash equivalents as of May 31, 2020 and November 30, 2019.

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

Impairment of Long-Lived Assets

In accordance with Accounting Standards Codification 360-10, “Property, Plant, and Equipment”, the Company periodically reviews its long- lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not impair any long-lived assets as of May 31, 2020 and November 30, 2019.

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

Advertising Expense

Advertising costs are charged to expense as incurred and are included in marketing and promotions expense in the accompanying financial statements. Advertising expense for the three months ended May 31, 2020 and 2019 was $72 and $30,623, respectively. Advertising expense for the six months ended May 31, 2020 and 2019 was $11,756 and $58,136, respectively.

Share-Based Compensation

The Company computes share based payments in accordance with Accounting Standards Codification 718-10 “Compensation” . ASC 718-10 establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services at fair value, focusing primarily on accounting for transactions in which an entity obtains employees services in share-based payment transactions. It also addresses transactions in which an entity incurs liabilities in exchange for goods and services that are based on the fair value of an entity’s equity instruments or that may be settled by the issuance of those equity instruments. In June 2018, the FASB issued ASU 2018-07 Compensation-Stock Compensation ( Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (ASU 2018-07), which simplifies the accounting for share-based payments to non-employees by aligning it with the accounting for share-based payments to employees, with certain exceptions.

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

The Company recognizes expenses for tax penalties and interest assessed by the Internal Revenue Service and other taxing authorities upon receiving valid notice of assessments. The Company has received no such notices as of May 31, 2020.

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

	May 31, 2020	November 30, 2019
Series A Preferred Stock issued and outstanding	640,000	640,000
Shares on issuance of warrants as share-based compensation	1,192,500	1,192,500
Shares on convertible promissory notes	-0-	645,450
	1,832,500	2,477,950

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

At May 31, 2020, the Company had working capital of $8,825 and an accumulated deficit of $579,212. The company had a net loss of $59,837 and net cash used in operating activities of $84,290 for the six months ended May 31, 2020. It is management’s opinion that these facts raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the date of this filing, without additional debt or equity financing. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts nor to the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Note 4: Property and Equipment

At May 31, 2020 and November 30, 2019 Company’s property and equipment are as follows:

	Estimated Life (in years)	May 31, 2020	November 30, 2019

Office equipment	3	$82,719	$82,719
Less: accumulated depreciation		(82,719)	(82,719)
		$-	$-

The Company’s fixed assets are fully depreciated.

NOTE 5: ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The Company’s accounts payable and accrued expenses are as follows:

	May 31,	November 30,
	2020	2019
Trade payables and accruals	$102,500	$117,000

Total accounts payable and accrued expenses	$102,500	$117,000

NOTE 6: RELATED PARTY TRANSACTIONS

Convertible Promissory Notes

On August 17, 2018, William McLeod, our Chief Executive Officer, President and a Director, Thomas M. Grbelja, our Treasurer, Secretary and a Director, and Alex Aliksanyan, a Director and our former Chief Executive Officer, were each issued a convertible promissory note, dated August 17, 2018, in the principal amount of $12,500, bearing interest at the rate of 2.5% per annum and convertible into our common stock at a conversion price of $0.12 per share.

On April 17, 2020, William McLeod, our Chief Executive Officer, President and a Director, Thomas M. Grbelja, our Treasurer, Secretary and a Director, and Alex Aliksanyan, a Director and our former Chief Executive Officer, executed a Satisfaction and General Release of Promissory Note, pursuant to which they accepted a discounted payoff of their convertible promissory notes in the amount of $11,250, in exchange for deeming their convertible promissory notes fully-paid, satisfied, and cancelled, and providing a release to us from any liability thereunder.

Series A Convertible Preferred Stock

During the quarter ended August 31, 2019, William McLeod, our Chief Executive Officer, President and a Director, purchased 280,000 shares of Series A Convertible Preferred Stock in exchange for $70,000.

NOTE 7: STOCKHOLDERS’ EQUITY

The total number of shares of all classes of stock that the Company shall have the authority to issue is 275,000,000 shares consisting of: 250,000,000 shares of common stock with a $0.0001 par value per shares; and 25,000,000 shares of preferred stock, par value $0.0001 per share. On May 31, 2019, we filed a certificate of designation with the Secretary of State of the State of Nevada to create a new class of preferred stock designated as the Series A Convertible Preferred Stock. The holders of Series A Convertible Preferred Stock are entitled to receive dividends in an amount equal to any dividends or other Distribution on the Common Stock. The holders of Series A Convertible Preferred Stock are entitled to be paid out of the Available Funds and Assets, in preference to any payment or distribution of any Available Funds and Assets on any shares of Common Stock or subsequent preferred stock, an amount per share equal to the Original Issue Price of the Series A Convertible Preferred Stock plus all declared but unpaid dividends on the Series A Convertible Preferred Stock. Each share of Series A Convertible Preferred Stock shall be convertible, at the option of the holder thereof, at any time after the issuance of such share, into one (1) share of Common Stock. As of August 24,, 2020, there were 1,673,237 shares of common stock issued and outstanding and 640,000 shares of Series A Convertible Preferred Stock issued and outstanding.

Common stock warrants

On August 20, 2019, the Company issued 1,192,000 common stock warrants to its officers, contracted employees and professionals that vested immediately. The three contracted employees will be granted additional warrants on a quarterly basis. Each warrant is convertible into 1 share of common stock and vests immediately upon issuance with an exercise price of $0.20. The Company has recorded stock-based compensation expense of $176,564 for the year ending November 30, 2019 and is included part of salaries and benefits. The company has not issued any additional additional warrants during the six months ended May 31, 2020. The warrants expire on August 20, 2024. A summary of the Company’s outstanding common stock warrants as of May 31, 2020 is as follows:

		Weighted
		Average
		Exercise	Intrinsic
	Warrants	Price	Value
Outstanding, November 30, 2019	1,192,000	$0.20	$0.00
Warrants granted and issued	-	$-	$-
Warrants exercised	-)	$-	$-
Warrants exchanged	-)	$-	$0.00
Outstanding, May 31, 2020	1,192,000	$020	$0.00

Common stock exercisable upon issuance of warrants	1,192,000	$0.20	$0.00

NOTE 8: CONTINGENCIES

On August 17, 2018, we entered into employment agreements with Alex Aliksanyan, our Chief Executive Officer and a director, and Thomas M. Grbelja, our Chief Financial Officer, Secretary and a director.

Pursuant to the employment agreement with Alex Aliksanyan (the “Aliksanyan Employment Agreement”), Mr. Aliksanyan agreed to serve as our Chief Executive Officer, and we agreed to pay Mr. Aliksanyan an annual base salary of $120,000 per year. The initial term of the Aliksanyan Employment Agreement is 12 months and may be extended by mutual agreement between us and Mr. Aliksanyan. On or about August 28, 2018, we entered into an oral agreement with Mr. Aliksanyan, as memorialized by a First Amendment to Employment Agreement dated September 25, 2018, pursuant to which Mr. Aliksanyan agreed to continue receiving his 2017 annual salary of $36,000 per year in exchange for continued employment and our agreement to adopt an employee stock option plan or similar plan for compensating, incentivizing, retaining and attracting employees prior to June 30, 2019, from which Mr. Aliksanyan would be eligible to receive equity securities from time to time in the discretion of our board of directors. On April 17, 2020, we terminated the employment of Alex Aliksanyan as our Chief Executive Officer, effective as of April 20, 2020. On April 20, 2020, we and Mr. Aliksanyan entered into that certain Separation and Release of Claims Agreement, dated April 20, 2020, whereby Mr. Aliksanyan terminated his Employment Agreement, dated August 17, 2018, as amended, and provided a release of claims to us in exchange for a lump sum payment equal to $1,500, representing one month of his base salary.

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

NOTE 9: CONVERTIBLE PROMISSORY NOTES PAYABLE

On November 30, 2018, the Company issued six promissory notes, in the principal amount totaling $75,000, which includes notes payables to certain officers and board members of the Company, namely Mr. Aliksanyan, Mr. McLeod and Mr. Grbelja, in the amount of $12,500 each (See note 6). The Notes accrue interest at a rate of 2.5% per annum and mature on June 1, 2020. Pursuant to the terms of the Notes, the Company may prepay the principal amount of the note together with accrued interest at any time prior to the date of maturity without a prepayment penalty. Pursuant to the terms of the Notes, the holders of the Notes have the right, at their option, at any time, to convert the principal amount of the Notes, and any accrued interest, into our common stock at a conversion price of $0.12 per share. However, each holder of a Note will not have the right to convert any portion of his Note if the holder (together with his affiliates) would beneficially own in excess of 4.99% of the number of shares of our common stock outstanding immediately after giving effect to the conversion, as such percentage ownership is determined in accordance with the terms of the Note. Each Holder has the right to waive the foregoing conversion limitation, in whole or in part, upon and effective after 61 days prior written notice to us. The Company has accrued $484 and $947 in interest on those notes as of May 31, 2020 and 2019, respectively. During the current fiscal quarter, the Company negotiated a settlement with the noteholders and repaid each noteholder $11,250 for a total of $67,500 as full settlement and also recognized a gain of $10,438 on the remaining balance due.

NOTE 10: PAYCHECK PROTECTION PROGRAM SBA LOAN

On May 6, 2020, due to the COVID-19 virus, the Company obtained a PPP loan of $13,080 with 1% interest rate due May 6, 2022

NOTE 11: SUBSEQUENT EVENTS

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

Results of Operations for the Three Months Ended May 31, 2020 and 2019

Revenues

Total revenue for the three months ended May 31, 2020 was $20,592 compared to $36,078 for the three months ended May 31, 2019, a decrease of $15,486 or 43%. The decrease is primarily a result of the continuing decline in our legacy virtual tour business.

Cost of Revenue

Cost of revenues totaled $2,882 for the three months ended May 31, 2020, compared to $25,282 for the three months ended May 31, 2019, representing a decrease of $22,400 or 89%. The decline in costs is primarily the result of reduction in lower server costs.

Operating Expenses

Our operating expenses, which include salaries and benefits, selling and promotion expense, amortization and depreciation and general and administrative expenses, decreased 9.5% to $34,466, for the three months ended of May 2020 compared to $62,301 for the three months ended May 2019, a decrease of $27,835. The decrease was substantially due to a decrease in sales and promotions expenses of $30,551 and general and administrative expenses of $9,041. A breakdown of general and administrative expenses is as follows:

	Three Months Ended
	May 31,		Increase/
Expense	2020	2019	(Decrease)
Professional Fees	$10,569	$12,294	$(1,725)
Dues and Subscriptions	684	884	(200)
Insurance	313	585	(272)
Miscellaneous	265	1,373	(1,108)
Total	$11,831	$15,136	$(3,305)

Other Income (Expenses)

Our other income, net, increased by $10,438 for the three months ended May 31, 2020 versus the prior year. A summary of other income (expense) is as follows:

	Three Months Ended
	May 31,		Increase/
	2020	2019	(Decrease)
Gain on settlement of convertible notes payable	$10,438	$-0-	$10,438
Total	$10,438	$-0-	$10,438

Net Income/Loss

We had a net loss of $6,318 for the three months ended May 31, 2020, compared to net loss of $51,505 for the three months ended May 31, 2019, an increase of $34,749 which is primarily attributable to an increase in other income and a reduction in selling and promotional expenses

Discussion of Results for Six Month Period Ended May 31, 2020 and 2019

Revenues

Total revenue for the six months ended May 31, 2020 was $38,595 compared to $82,928 for the six months ended May 31, 2019, a decrease of $44,333 or 46%. The decrease is primarily a result of declining legacy virtual tour business. Our legacy “on demand” video business has been declining on average 35% per year over the past two years. This trend is driven by our once unique technology being commoditized and offered as a “free” tool by many real estate web site producers.

Cost of Revenue

Cost of revenues totaled $33,820 for the six months ended May 31, 2020, compared to $54,258 for the six months ended May 31, 2019, representing a decrease of $20,438 or 38%. Cost of revenues consists primarily of engineering and server costs incurred in connection with maintenance of our online networks, and the decrease in cost is in line with lower revenues.

Operating Expenses

Our operating expenses, which include salaries and benefits, selling and promotion, amortization and depreciation and general and administrative expenses, decreased 58% to $75,050, for the six months ended May 31, 2020, compared to $130,338 for the six months ended May 31, 2019, a decrease of $55,288. The overall decrease in operating expenses was substantially due to a decrease in selling and promotional expenses of $46,380 and lower general and administrative costs of $11,344. A breakdown of general and administrative expenses is as follows:

	Six Months Ended
	May 31,		Increase/
Expense	2020	2019	(Decrease)
Professional Fees and legal fees	$20,669	$29,215	$(8,546)
Dues & subscriptions	1,334	1,767	(433)
Insurance	1,152	1,326	(174)
Miscellaneous	1,201	3,392	(2,191)
Total	$24,356	$35,700	$(11,344)

Other Income (Expenses)

Our other income, net, increased by $10,438 for the six months ended May 31, 2020 versus the prior year. A summary of other income is as follows:

	Six Months Ended
	May 31,		Increase/
	2020	2019	(Decrease)
Gain on settlements of convertible notes payable	$10,438	-	$10,438
Total	$10,438	$-0-	$10,438

Net Income/Loss

We had a net loss of $59,837 for the six months ended May 31, 2020, compared to a net loss of $101,668 for the six months ended May 31, 2019, an increase of $41,831.

Liquidity and Capital Resources; Anticipated Financing Needs

At May 31, 2020, we had $124,405 cash on-hand, a decrease of $138,710 from the beginning of the fiscal year (November 30, 2019) balance of $263,115.

Net cash used by operating activities was $84,290 for the six months ended May 31, 2020, a decrease of $24,774 from the $109,064 of cash used in operations during the six months ended May 31, 2019. This decrease was primarily due to a lower loss from operations...

Net cash provided by investing activities was ($0) for the six months ended May 31, 2020 and 2019.

Net cash used in financing activities was $54,420 due to the repayment of the convertible promissory notes of $67,500 offset by proceeds from SBA Paycheck Protection Program of $13,080.

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

Income Taxes. The Company accounts for income taxes using an asset and liability approach to financial accounting and reporting for income taxes. Accordingly, deferred tax assets and liabilities arise from the difference between the tax basis of an asset or liability and its reported amount in the financial statements. Deferred tax amounts are determined using the tax rates expected to be in effect when the taxes will actually be paid or refunds received, as provided under currently enacted tax law. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense or benefit is the tax payable or refundable, respectively, for the period plus or minus the change in deferred tax assets and liabilities during the period. The Company has recorded a full valuation allowance for its net deferred tax assets as of May 31, 2020 and November 30, 2019 because realization of those assets is not reasonably assured.

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

Share-Based Compensation. The Company accounts for stock incentive plans by measurement and recognition of compensation expense for all stock-based awards based on estimated fair values, net of estimated forfeitures. Share-based compensation expense includes compensation cost for restricted stock awards and stock options. The Company uses the Black-Scholes option-pricing model to determine the fair value of options granted as of the grant date. There was no share- based compensation for the quarters ended May 31, 2020 and 2019

Accounts Receivable.

The Company regularly reviews outstanding receivables and provides for estimated losses through an allowance for doubtful accounts. In evaluating the level of established loss reserves, the Company makes judgments regarding its customers’ ability to make required payments, economic events, and other factors. As the financial condition of these parties change, circumstances develop or additional information becomes available, adjustments to the allowance for doubtful accounts may be required. The Company maintains reserves for potential credit losses, and such losses traditionally have been within its expectations. The Company has determined the allowance for doubtful accounts to be $-0- as of May 31, 2020, and November 30, 2019.

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

ITEM 4 Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Disclosure controls and procedures include, without limitation, controls and other procedures that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of May 31, 2020.

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

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our financial statements may not be prevented or detected on a timely basis. In light of this material weakness, we performed additional analyses and procedures in order to conclude that our unaudited financial statements for the quarter ended May 31, 2020, included in this Quarterly Report on Form 10-Q were fairly stated in accordance with GAAP. Accordingly, management believes that despite our material weaknesses, our unaudited financial statements for the quarter ended May 31, 2020 are fairly stated, in all material respects, in accordance with GAAP.

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

ITEM 1A	Risk Factors

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds

There is no information required to be disclosed by this Item.

ITEM 3	Defaults Upon Senior Securities

There is no information required to be disclosed by this Item.

ITEM 4	Mine Safety Disclosures

There is no information required to be disclosed by this Item.

ITEM 5	Other Information

There is no information required to be disclosed by this Item.

ITEM 6	Exhibits

Exhibit No.	Exhibit Description

2.1 (1)	Contribution and Spin-Off Agreement, dated as of October 27, 2017, by and among RealBiz Media Group, Inc., Anshu Bhatnagar, for purposes of Section 2.3 only, NestBuilder.com Corp., and Alex Aliksanyan

2.2 (2)	Memorandum of Understanding dated December 29, 2016, by and between Anshu Bhatnagar and Alex Aliksanyan

2.3 (2)	Amended and Restated Agreement dated January 2, 2017, by and among RealBiz Media Group, Inc., Anshu Bhatnagar and Alex Aliksanyan

2.4 (2)	First Amendment to Contribution and Spin-Off Agreement dated as of January 29, 2018, by and between RealBiz Media Group, Inc., Anshu Bhatnagar, NestBuilder.com Corp., and Alex Aliksanyan

3.1 (1)	Articles of Incorporation of NestBuilder.com Corp.

3.2 (1)	Bylaws of NestBuilder.com Corp.

3.3 (5)	Certificate of Designation of the Series A Convertible Preferred Stock

99.1 (4)	Preliminary Information Statement of NestBuilder.com Corp., subject to completion, dated April 12, 2018

10.1 (6)	Separation and Release of Claims Agreement

10.2 (6)	Form of Satisfaction and General Release of Promissory Note

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(6) Incorporated by reference from our current report on Form 8-K, filed with the Commission on April 21, 2020.

* Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Nestbuilder.com Corp.

Dated: August 25, 2020	By:	/s/ William McLeod
	Name:	William McLeod
	Title:	Chief Executive Officer

