Form 10-Q
period 2020-08-31
Nestbuilder.com Corp.
filed 2020-10-05
CIK 1725516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2020

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

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. [  ] Yes [  ] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of October 5, 2020, there were 1,673,237 shares of common stock, $0.0001 par value, issued and outstanding.

Nestbuilder.com Corp.

2

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

ITEM 1	Financial Statements

NESTBUILDER.COM CORP.

Balance Sheets

	(Unaudited)
	August 31,	November 30,
	2020	2019

Assets
Current Assets
Cash	$134,227	$263,115
Total current assets	134,227	263,115

Total assets	$134,227	$263,115

Liabilities and Stockholders’ Equity
Current Liabilities
Loan payable
Accounts payable and accrued expenses	$102,500	$117,000
Paycheck protection SBA loan	13,080	-
Convertible promissory notes payable	-	77,454
Total current liabilities	115,580	194,454

Total liabilities	$115,580	$194,454

Commitments and Contingencies (Note 8)

Stockholders’ Equity
Convertible Series A Preferred stock, $0.0001 par value 25,000,000 shares authorized; 640,000 shares issued and outstanding at August 31, 2020 and November 30, 2019, respectively.	64	64
Common stock, $0.0001 par value; 250,000,000 shares authorized; 1,673,237 shares issued and outstanding at August 31, 2020 and November 30, 2019, respectively.	167	167

Additional paid-in-capital	587,805	587,805
Accumulated (deficit)	(569,390)	(519,375)
Total stockholders’ equity	18,647	68,661

Total liabilities and stockholders’ equity	$134,227	$263,115

The accompanying condensed notes are an integral part of these unaudited financial statements

NESTBUILDER.COM CORP.

Statements of Operations

(Unaudited)

	For the three months ended		For the nine months ended
	August 31,		August 31,
	2020	2019	2020	2019

Revenues
Real estate media revenue	$21,452	$31,191	$60,047	$114,119

Cost of revenues	3,706	23,924	32,319	78,181

Gross profit	17,746	7,268	27,728	35,938

Operating expenses
Salaries and benefits	3,329	192,911	42,266	229,412
Selling and promotions expense	180	34,178	17,143	89,810
General and administrative	6,416	12,526	30,772	48,228
Total operating expenses	9,925	239,615	90,181	367,450

Operating income (loss)	7,821	(232,347)	(62,453)	(331,512)

Other income (expense)
Gain on legal settlements	-	-	10,438	-
SBA Grant	2,000	-	2,000	-
Total other income (expense)	2,000	-	12,438	-

Net income (loss)	$9,821	$(232,347)	$(50,015)	$(331,512)

Weighted average number of shares outstanding- basic	1,673,237	1,673,237	1,673,237	1,537,494
Weighted average number of shares outstanding - diluted	3,505,737	1,673,237	1,673,237	1,537,494

Basic net income (loss) per share	$0.00	$(0.14)	$(0.03)	$(0.22)
Diluted net income (loss) per share	$0.00	$(0.14)	$(0.03)	(0.22)

The accompanying condensed notes are an integral part of these unaudited financial statements.

NESTBUILDER.COM CORP.

Statement of Changes in Stockholders’ Equity (Deficit)

For the three and nine months ended August 31, 2020 and 2019

					Additional		Total
	Common Stock		Preferred Stock		Paid-In	Accumulated	Stockholders’
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Equity
Balance, November 30, 2018	1,433,180	$143	-	$-	$181,304	$(125,815)	$55,632

Net loss						(47,659)	(47,659)

Issuance of common shares	10,000	1			4,999		5,000

Balance February 28, 2019	1,443,180	144	-	-	186,303	(173,474)	12,973

Net loss						(51,505)	(51,505)

Issuance of common shares	28,900	3			65,022		65,025

Issuance of common shares settlement agreement	201,157	20			(20)		-

Issuance of Series A convertible preferred shares			280,000	28	69,972		70,000

Balance, May 31, 2019	1,673,237	$167	$280,000	$28	$321,277	$(224,979)	$96,493

Net loss						(232,347)	(232,347)

Share-based compensation					176,565		176,565

Issuance of Series A convertible preferred shares			360,000	36	89,964		90,000

Balance, August 31, 2019	1,673,237	$167	$640,000	$64	$587,806	$(457,326)	$130,711

	Common Stock		Preferred Stock		Additional	Accumulated	Total
	Shares	Par Value	Shares	Par Value	Paid-In Capital	Deficit	Stockholders’ Equity

Balance, November 30, 2019	1,673,237	$167	640,000	$64	$587,805	$(519,375)	$68,661

Net loss						(53,519)	(53,519)
Balance, February 29, 2020	1,673,237	$167	640,000	64	587,805	(572,894)	15,143

Net Loss						(6,318)	(6,318)

Balance, May 31, 2020	1,673,237	$167	640,000	$64	$587,805	$(579,211)	$8,825

Net Income						9,821	9,821

Balance, August 31, 2020	1,673,237	$167	640,000	$64	$587,805	$(569,390)	$18,647

The accompanying condensed notes are an integral part of these unaudited financial statements.

NESTBUILDER.COM CORP.

Statements of Cash Flows

(Unaudited)

	For the nine months ended
	August 31,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(50,015)	$(331,512)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on settlement of convertible notes	(10,438)	-
Stock-based compensation	-	176,565

Changes in operating assets and liabilities:

(Increase) decrease in accounts receivable	-	(3,800)
Increase (decrease) in accrued interest on notes payable	485	1,425
Increase (decrease) in accounts payable and accrued expenses	(14,500)	(8,043)
Net cash provided by (used in) operating activities	(74,468)	(165,365)

Cash flows from investing activities:
Net cash used in investing activities	-	-

Cash flows from financing activities:

Repayment of convertible notes	(67,500)	-
Proceeds from PPP loan	13,080	-
Proceeds from issuance of common stock	-	70,025
Proceeds from issuance of preferred stock	-	160,000
Net cash provided by (used in) financing activities	(54,420)	230,025

Net increase (decrease) in cash	(128,888)	64,660

Cash at beginning of period	263,115	240,925

Cash at end of period	$134,227	$305,585

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$485	$1,425
Income taxes	$-	$-

The accompanying condensed notes are an integral part of these unaudited financial statements.

NESTBUILDER.COM CORP.

CONDENSED NOTES TO THE FINANCIAL STATEMENTS

August 31, 2020

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

NESTBUILDER.COM CORP.

CONDENSED NOTES TO THE FINANCIAL STATEMENTS

August 31, 2020

unaudited

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (all of which are of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended August 31, 2020 are not indicative of the results that may be expected for the year ending November 30, 2020 or for any other future period. These unaudited financial statements and the unaudited notes thereto should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Form 10 for the year ended November 30, 2019, filed with the Securities and Exchange Commission (the “SEC”) on January 28, 2020.

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

Cash and Cash Equivalents

The Company considers all unrestricted demand deposits, money market funds and highly liquid debt instruments with an original maturity of less than 90 days to be cash and cash equivalents. There were no cash equivalents as of August 31, 2020 and November 30, 2019.

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

Impairment of Long-Lived Assets

In accordance with Accounting Standards Codification 360-10, “Property, Plant, and Equipment”, the Company periodically reviews its long- lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not impair any long-lived assets as of August 31, 2020 and November 30, 2019.

NESTBUILDER.COM CORP.

CONDENSED NOTES TO THE FINANCIAL STATEMENTS

August 31, 2020

unaudited

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

Advertising Expense

Advertising costs are charged to expense as incurred and are included in selling and promotions expense in the accompanying financial statements. Advertising expense for the three months ended August 31, 2020 and 2019 were $180 and $34,178, respectively. Advertising expense for the nine months ended August 31, 2020 and 2019 were $17,143 and $89,810, respectively.

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

NESTBUILDER.COM CORP.

CONDENSED NOTES TO THE FINANCIAL STATEMENTS

August 31, 2020

unaudited

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

SC 740-10 requires that the Company recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the “more-likely-than-not” threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The company has applied for an extension of time to file with the Internal Revenue Service.

The Company recognizes expenses for tax penalties and interest assessed by the Internal Revenue Service and other taxing authorities upon receiving valid notice of assessments. The Company has received no such notices as of August 31, 2020.

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

	August 31, 2020	November 30, 2019
Series A Preferred Stock issued and outstanding	640,000	640,000
Shares on issuance of warrants as share-based compensation	1,192,500	1,192,500
Shares on convertible promissory notes	-0-	645,450
	1,832,500	2,477,950

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

At August 31, 2020, the Company had working capital of $18,647 and an accumulated deficit of $569,390. The Company had a net loss from operations of $50,015 the nine months ended August 31, 2020 and net cash used in operating activities of $74,468. It is management’s opinion that these facts raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the date of this filing, without additional debt or equity financing. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts nor to the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Note 4: Property and Equipment

At August 31, 2020 and November 30, 2019 Company’s property and equipment are as follows:

	Estimated Life (in years)	August 31, 2020	November 30, 2019

Office equipment	3	$82,719	$82,719
Less: accumulated depreciation		(82,719)	(82,719)
		$-	$-

The Company has recorded -$0- depreciation expense for the three- and nine months period ended August 31, 2020 and 2019.

NOTE 5: ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The Company’s accounts payable and accrued expenses are as follows:

	August 31,	November 30,
	2020	2019
Trade payables and accruals	$102,500	$117,000
Total accounts payable and accrued expenses	$102,500	$117,000

NOTE 6: RELATED PARTY TRANSACTIONS

Convertible Promissory Notes

On August 17, 2018, William McLeod, our Chief Executive Officer, President and a Director, Thomas M. Grbelja, our Treasurer, Secretary and a Director, and Alex Aliksanyan, a Director and our former Chief Executive Officer, were each issued a convertible promissory note, dated August 17, 2018, in the principal amount of $12,500 each, bearing interest at the rate of 2.5% per annum and convertible into our common stock at a conversion price of $0.12 per share.

On April 17, 2020, William McLeod, our Chief Executive Officer, President and a Director, Thomas M. Grbelja, our Treasurer, Secretary and a Director, and Alex Aliksanyan, a Director and our former Chief Executive Officer, executed a Satisfaction and General Release of Promissory Note, pursuant to which they accepted a discounted payoff of their convertible promissory notes in the amount of $11,250 each, in exchange for deeming their convertible promissory notes fully-paid, satisfied, and cancelled, and providing a release to us from any liability thereunder and recording a gain of $10,438. ( See note 9)

Series A Convertible Preferred Stock

During the quarter ended August 31, 2019, William McLeod, our Chief Executive Officer, President and a Director, purchased 280,000 shares of Series A Convertible Preferred Stock in exchange for $70,000.

NOTE 7: STOCKHOLDERS’ EQUITY

The total number of shares of all classes of stock that the Company shall have the authority to issue is 275,000,000 shares consisting of: 250,000,000 shares of common stock with a $0.0001 par value per shares; and 25,000,000 shares of preferred stock, par value $0.0001 per share. On May 31, 2019, we filed a certificate of designation with the Secretary of State of the State of Nevada to create a new class of preferred stock designated as the Series A Convertible Preferred Stock. The holders of Series A Convertible Preferred Stock are entitled to receive dividends in an amount equal to any dividends or other Distribution on the Common Stock. The holders of Series A Convertible Preferred Stock are entitled to be paid out of the Available Funds and Assets, in preference to any payment or distribution of any Available Funds and Assets on any shares of Common Stock or subsequent preferred stock, an amount per share equal to the Original Issue Price of the Series A Convertible Preferred Stock plus all declared but unpaid dividends on the Series A Convertible Preferred Stock. Each share of Series A Convertible Preferred Stock shall be convertible, at the option of the holder thereof, at any time after the issuance of such share, into one (1) share of Common Stock. As of October 5, 2020, there were 1,673,237 shares of common stock issued and outstanding and 640,000 shares of Series A Convertible Preferred Stock issued and outstanding.

Common stock warrants

On August 20, 2019, the Company issued 1,192,000 common stock warrants to its officers, contracted employees and professionals that vested immediately. The three contracted employees will be granted additional warrants on a quarterly basis. Each warrant is convertible into 1 share of common stock and vests immediately upon issuance with an exercise price of $0.20. The Company has recorded stock-based compensation expense of $176,564 for the year ending November 30, 2019 and is included part of salaries and benefits. The Company has not issued any additional warrants during the nine months ended August 31, 2020. The warrants expire on August 20, 2024. A summary of the Company’s outstanding common stock warrants as of August 31, 2019 is as follows:

		Weighted
		Average
		Exercise	Intrinsic
	Warrants	Price	Value
Outstanding, November 30, 2019	1,192,000	$0.20	$0.00
Warrants granted and issued	-	$-	$-
Warrants exercised	-	$-	$-
Warrants exchanged	-	$-	$0.00
Outstanding, August 31, 2020	1,192,000	$020	$0.00

Common stock exercisable upon issuance of warrants	1,192,000	$0.20	$0.00

The Company estimates the fair value of each award on the date of grant using a Black-Scholes option valuation model that uses the following assumptions for warrants earned during the nine months ended August 31, 2020:

Expected volatility	100%
Expected dividends	0%
Expected term (in years)	5.0
Risk-free rate	1.42%

NESTBUILDER.COM CORP.

CONDENSED NOTES TO THE FINANCIAL STATEMENTS

AUGUST 31, 2020

UNAUDITED

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

NOTE 9: CONVERTIBLE PROMISSORY NOTES PAYABLE

On November 30, 2018, the Company issued six promissory notes, in the principal amount totaling $75,000, which includes notes payables to certain officers and board members of the Company, namely Mr. Aliksanyan, Mr. McLeod and Mr. Grbelja, in the amount of $12,500 each (See note 6). The Notes accrue interest at a rate of 2.5% per annum and mature on June 1, 2020. Pursuant to the terms of the Notes, the Company may prepay the principal amount of the note together with accrued interest at any time prior to the date of maturity without a prepayment penalty. Pursuant to the terms of the Notes, the holders of the Notes have the right, at their option, at any time, to convert the principal amount of the Notes, and any accrued interest, into our common stock at a conversion price of $0.12 per share. However, each holder of a Note will not have the right to convert any portion of his Note if the holder (together with his affiliates) would beneficially own in excess of 4.99% of the number of shares of our common stock outstanding immediately after giving effect to the conversion, as such percentage ownership is determined in accordance with the terms of the Note. Each Holder has the right to waive the foregoing conversion limitation, in whole or in part, upon and effective after 61 days prior written notice to us. The Company has accrued $485 and $1,425 in interest on those notes as of August 31, 2020 and 2019, respectively. During the second quarter, the Company negotiated a settlement with the noteholders and repaid each noteholder $11,250 for a total of $67,500 as full settlement and also recognized a gain of $10,438 on the remaining balance due.

NOTE 10: PAYCHECK PROTECTION PROGRAM SBA LOAN

On May 6, 2020, due to the COVID-19 virus, the Company obtained a PPP loan of $13,080 with 1% interest rate due May 6, 2022.

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

Discussion of Results for Three Month Period Ended August 31, 2020 and 2019

Revenues

Total revenue for the three months ended August 31, 2020 was $21,452 compared to $31,191 for the three months ended August 31, 2019, a decrease of $9,739 or 31%. The decrease is primarily a result of the continuing decline in our legacy virtual tour business.

Cost of Revenue

Cost of revenues totaled $3,706 for the three months ended August 31, 2020, compared to $23,924 for the three months ended August 31, 2019, representing a decrease of $20,218 or 85%. The decline in costs is primarily the result of reduction in server costs.

Operating Expenses

Our operating expenses, which include salaries and benefits, selling and promotion, amortization and depreciation and general and administrative expenses, decreased $201,320 or 96% to $9,925 for the three months ended August 31, 2020 compared to $239,615 for the three months ended August 2019. The net decrease was substantially due to an decrease in salary and benefit expense of $189,582 due to the issuance of warrants to their key employees in the form of share-based compensation in 2019, decreased sales and marketing expense of $33,998 and a decline of $6,110 in general and administrative expenses. A breakdown of general and administrative expenses is as follows:

General and administrative

	Three Month Ended
	August 31,
Expense	2020	2019	Increase/(Decrease)
Professional Fees and legal fees	$4,705	$10,125	$(5,420)
Insurance	358	571	(213)
Miscellaneous	1,353	1,830	(477)
Total	$6,416	$12,526	$(6,110)

Other Income (Expenses)

Our other income, net, increased by $2,000 for the three months ended August 31, 2020 versus the prior year. A summary of other income (expense) is as follows:

	Three months Ended
	August 31,
	2020	2019	Increase/(Decrease)
SBA Grant	2,000	-	2,000
Total	$2,000	$-	2,000

Net Income/Loss

We had net income of $9,821 for the three months ended August 31, 2020, compared to net loss of $232,347 for the three months ended August 31, 2019, an increase of $242,168.The increase is primarily due to decrease in operating expenses for the year.

Discussion of Results for Nine Month Period Ended August 31, 2020 and 2019

Revenues

Total revenue for the nine months ended August 31, 2020 was $60,047 compared to $114,119 for the nine months ended August 31, 2019, a decrease of $54,072 or 47%. The decrease is primarily a result of declining legacy virtual tour business. Our legacy “on demand” video business has been declining on average 35% per year over the past two years. This trend is driven by our once unique technology being commoditized and offered as a “free” tool by many real estate web site producers.

Cost of Revenue

Cost of revenues totaled $32,319 for the nine months ended August 31, 2020, compared to $78,181 for the nine months ended August 31, 2019, representing a decrease of $45,862 or 59%. Cost of revenues consists primarily of engineering and server costs incurred in connection with maintenance of our online networks. The decline in costs is primarily the result of reduction in server costs.

Operating Expenses

Our operating expenses, which include salaries and benefits, selling and promotion, amortization and depreciation and general and administrative expenses, decreased $277,269 or 405% to $90,181, for the nine months ended August 31, 2020, compared to $367,450 for the nine months ended August 31, 2019. The decrease was substantially due to a decrease in salary and benefit expense of $187,146 from the issuance of warrants to key employees and other professionals in 2019 that was share-based compensation, a decrease in sales and marketing expense of $72,667, and a decrease in general and administrative expenses of $17,456. A breakdown of general and administrative expenses is as follows:

	Nine months Ended
	August 31,
General and administrative	2020	2019	Increase/(Decrease)
Professional Fees and legal fees	$25,374	$39,341	$(13,967)
Dues & subscriptions	2,145	2,689	(544)
Insurance	1,510	1,898	(388)
Miscellaneous	1,743	4,300	(2,557)
Total	$30,772	$48,228	$(17,456)

Other Income (Expenses)

Our other income, net, increased $12,438 for the nine months ended August 31, 2020 versus the prior year. A summary of other income (expense) is as follows:

	Nine months Ended
	August 31,
	2020	2019		Increase/(Decrease)
Gain on settlements of convertible notes payable	$10,438	$		$10,438
SBA Grant	2,000		-	2,000
Total	$12,438		$-	$12,438
Net Income/Loss

We had net loss of $50,015 for the nine months ended August 31, 2020, compared to net loss of $331,512 for the nine months ended August 31, 2019, an increase of $281,497. The decrease is primarily due to a reduction in all operating expenses as well as the recording of stock-based compensation expense as a result of issuance of warrants during the prior fiscal year.

Liquidity and Capital Resources; Anticipated Financing Needs

As of August 31, 2020, we had $134,227 cash on-hand, an decrease of $128,888 from the beginning of the fiscal year balance of $263,115.

Net cash used by operating activities was $74,468 for the nine months ended August 31, 2020, a decrease of $90,897 from the $165,365 of cash provided by operations during the nine months ended August 31, 2019. This decrease was primarily to the net loss the year.

Net cash provided by investing activities was ($0) for the nine months ended August 31, 2020 and 2019.

Net cash used in financing activities was $54,420 for the nine months ended August 31, 2020, as a result of proceeds of $13,080 from the SBA paycheck protection loan offset by the repayment of the convertible notes payable of $67,500. During the nine months ended August 31, 2019 net cash provided by financing activities total $230,025 as a result of the issuance of common stock and preferred stock.

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

Share-Based Compensation. The Company accounts for stock incentive plans by measurement and recognition of compensation expense for all stock-based awards based on estimated fair values, net of estimated forfeitures. Share-based compensation expense recognized for the three and nine months ended August 31, 2020 and 2019 includes compensation cost for warrants issued. The Company uses the Black-Scholes option-pricing model to determine the fair value of options and warrants granted as of the grant date.

Accounts Receivable. The Company regularly reviews outstanding receivables and provides for estimated losses through an allowance for doubtful accounts. In evaluating the level of established loss reserves, the Company makes judgments regarding its customers’ ability to make required payments, economic events, and other factors. As the financial condition of these parties’ change, circumstances develop or additional information becomes available, adjustments to the allowance for doubtful accounts may be required. The Company maintains reserves for potential credit losses, and such losses traditionally have been within its expectations. The Company has determined an allowance for doubtful accounts is not required as of August 31, 2020, and November 30, 2019.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”). The standard amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU 2016-02 will be effective beginning in the first quarter of fiscal 2020. Early adoption of ASU 2016-02 is permitted. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Company does not have any leasing agreements.

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

ITEM 4 Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Disclosure controls and procedures include, without limitation, controls and other procedures that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of August 31, 2020.

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

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our financial statements may not be prevented or detected on a timely basis. In light of this material weakness, we performed additional analyses and procedures in order to conclude that our unaudited financial statements for the quarter ended August 31, 2020, included in this Quarterly Report on Form 10-Q were fairly stated in accordance with GAAP. Accordingly, management believes that despite our material weaknesses, our unaudited financial statements for the quarter ended August 31, 2020 are fairly stated, in all material respects, in accordance with GAAP.

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

There is no information required to be disclosed with this item.

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

Nestbuilder.com Corp.

Dated: October 5, 2020	By:	/s/ William McLeod
	Name:	William McLeod
	Title:	Chief Executive Officer

