Form 10-K
period 2020-11-30
Nestbuilder.com Corp.
filed 2021-02-01
CIK 1725516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [  ] Yes [X] No

As of May 31, 2020, the aggregate market value of the registrant’s common stock held by non-affiliates was $3,747,114, based on the last sale price for such stock on May 3, 2019.

As of February 1, 2021, there were 1,673,237 shares of common stock, par value $0.0001, issued and outstanding.

Documents Incorporated by Reference

None.

NESTBUILDER.COM CORP.

FORM 10-K ANNUAL REPORT

FOR THE FISCAL YEAR ENDED NOVEMBER 30, 2020

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

The Company

We are engaged in the business of providing digital media and marketing services for the real estate industry. We currently generate revenue from service fees (video creation and production and website hosting (ReachFactor)). At the core of our programs is our proprietary video creation technology which allows for an automated conversion of data (text, video slices and pictures of home listings) to a video with voice over and music. We provide video search, storage and marketing capabilities on multiple platform dynamics for web and mobile. Once a home, personal or community video is created using our proprietary technology, it can be published to social media, email or distributed to multiple real estate websites. In addition, we own and operate the web site LoseTheAgent.com, which is a site dedicated to peer-to-peer real estate transactions between home sellers and buyers - the so called For Sale By Owner segment. We currently have approximately 100,000 home listings across all 50 states. We monetize the website by charging fees for both listing a home for sale and picking up possible buyers’ messages of interest. We also plan on generating additional revenues by monetizing seller/buyer information with targeted, interested parties. The web site is fully functional and is being marketed via various online platforms.

Products and Services

We currently offer the following products and services:

Enterprise Video Production: We service large and small broker accounts in the North America Real Estate Market in compiling listings into a Video format and distributing to those franchisor’s websites, brokers and agents and lead generation platforms 24/7. Some of these multiyear contracts produced over 10 million video listings from 2012-2014. These volumes, however, have declined beginning in 2017. We currently have the ability to produce over 15,000 videos per day.

The Virtual Tour (VT): This program was developed and implemented to allow agents to access specific video based product strategies that are designed specifically to increase the SEO rank and traffic credit to real estate franchise systems and/or their brokers.

ReachFactor: Our social media and marketing platform under the “ReachFactor” brand name offers a variety of solutions to agents and brokers such as web design and web hosting.

LoseTheAgent.com: We own and operate the web site LoseTheAgent.com, which is a site dedicated to peer-to-peer real estate transactions between home sellers and buyers - the so called For Sale By Owner (FSBO) segment. We currently have approximately 100,000 home listings across all 50 states. We monetize the website by charging fees for both listing a home for sale and picking up possible buyers’ messages of interest. We also plan on generating additional revenues by monetizing seller/buyer information with targeted, interested parties. The web site is functional and is being marketed via various online platforms.

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

Presently, Zillow is the largest independent real estate market site, as measured by homes in its database and unique visitors to its website. In 2015, Zillow completed its acquisition of Trulia making it the single most powerful name in the real estate web marketplace. A full 29% of web property searches were conducted on the joint platforms in 2015. As part of the industry consolidation, NewsCorp recently acquired the 3rd largest real estate portal, Realtor.com. This acquisition has fueled the growth in Realtor.com both via relevance and traffic making it now the second most popular real estate directory site, after Zillow. Additionally, there are a variety of other websites which have meaningful market share and listing information. We believe a battle for the consumer mindset is now underway as the real estate enterprises enter into a competitive setting against Zillow/Trulia/Realtor/Homes. We also believe we can benefit from the acrimony as we have positioned ourselves as the friends of the enterprises and offer products and capabilities that will enhance the position of the enterprises by leveraging our technology.

Customers

We have experienced substantial customer losses in our legacy businesses due to our proprietary Virtual Tour technology being overtaken by open source coding and clients taking the service in house and offering as an added benefit to agents, free of charge. As a result, in 2020, our legacy business revenue was down 25%.

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

Risks Relating to Our Business

We have no history of profitability.

Our business has never generated a yearly profit. As a young company, we are subject to all of the risks associated with a new business enterprise. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stages of development, especially in challenging and competitive industries such as digital media and marketing services for the real estate industry and particularly in light of current general economic conditions.

We do not yet have a significant operating history which would provide you with meaningful information about our past or future operations. The Company has not yet achieved positive cash flow on a monthly basis during any fiscal year including the current fiscal year ending November 30, 2020 and there is significant risk to the survival of the enterprise.

There is substantial doubt about our ability to continue as a going concern.

We have had net operating losses for the years ended November 30, 2020 and 2019. Since the financial statements were prepared assuming that we would continue as a going concern, these conditions coupled with our current liquidity position raise substantial doubt about our ability to continue as a going concern. Furthermore, since we are pursuing new products and services, this diminishes our ability to accurately forecast our revenues and expenses. We expect that our ability to continue as a going concern depends, in large part, on our ability to generate sufficient revenues, limit our expenses without sacrificing customer service, and obtain necessary financing. If we are unable to raise additional capital, we may be forced to discontinue our business.

We will require additional financing in the future, but such financing may not be available to us.

If adequate funds are not available on acceptable terms, we may be unable to fund the operation of our business or the further development, maintenance, marketing and commercialization of our products, including LoseTheAgent.com. As a result, we would likely be forced to dramatically alter or cease operations. To date, our revenues from operations have not generated cash flow sufficient to finance our operations and growth. We will require as a result significant additional capital to continue our operations. There can be no assurance given that we will be able to secure additional financing in the future.

We critically rely on our executive management, and the loss of certain members of management would materially and negatively affect us.

Our success materially depends upon the efforts of our management and other key personnel, including but not limited to our Chief Executive Officer, William McLeod, and our Chief Financial Officer, Thomas M. Grbelja. If we lose the services of any of the members of our management team, our business would be materially and adversely affected. Furthermore, we do not have “key person” life insurance, and we do not presently intend to purchase such insurance.

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

The market for residential real estate sales is well-established. However, the market for digital media and marketing services for residential real estate is relatively new, developing and even more uncertain. As is typical in the case of a new and rapidly evolving industry, demand and market acceptance for products and services are subject to tremendous uncertainty. Our future growth and financial performance will almost entirely depend upon consumers’ acceptance of our products and services, including specifically our LoseTheAgent.com web site. In this regard, the failure of advertisers to accept our model or the inability of our services to satisfy consumer expectations, would have a material adverse effect on our business, and could cause us to cease operations.

If we do not innovate and provide products and services that are attractive to our users, our business could be harmed.

Our success depends on our continued innovation to provide products and services that make our mobile applications, websites and other tools useful for consumers and real estate professionals, and attractive to potential advertisers. As a result, we must invest significant resources in research and development to improve the attractiveness and comprehensiveness of our products and services and effectively incorporate new mobile and Internet technologies into them. If we are unable to provide products and services that users, including real estate professionals, want to use, then users may become dissatisfied and use competitors’ mobile applications, websites and tools. If we are unable to continue offering innovative products and services, we may be unable to attract additional users or retain our current users or attract advertisers, which could harm our business, results of operations and financial condition.

If use of mobile technology and the Internet, particularly with respect to real estate products and services, does not continue to increase as rapidly as we anticipate, our business could be harmed.

Our future success substantially depends on the continued use of mobile technology and the Internet as effective media of business and communication by our consumers. Mobile technology and Internet use may not continue to develop at historical rates, and consumers may not continue to use mobile technology or the Internet as media for information exchange. Further, these media may not be accepted as viable long-term outlets for information for a number of reasons, including actual or perceived lack of security of information and possible disruptions of service or connectivity. If consumers begin to access real estate information through other media and we fail to innovate, our business may be negatively impacted.

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

Our technology is the cornerstone of our business and our success will depend in part upon protecting any technology we use or may develop from infringement, misappropriation, duplication and discovery, and avoiding infringement and misappropriation of third-party rights. Our intellectual property is essential to our business, and our ability to compete effectively with other companies depends on the proprietary nature of our technologies. We do not have patent protection for our proprietary video on demand technology. We rely upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop, maintain, and strengthen our competitive position. Although we intend to have confidentiality provisions in the agreements we enter into with our employees and independent contractors, there can be no assurance that such agreements can fully protect our intellectual property, be enforced in a timely manner or that any such employees or consultants will not violate their agreements with us.

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

We are, and may in the future become, subject to a variety of federal and state laws, many of which are unsettled and still developing and which could subject us to claims or otherwise harm our business.

We are currently subject to a variety of, and may in the future become subject to additional, federal and state laws that are continuously evolving and developing, including laws regarding the real estate industry, mobile- and Internet-based businesses and other businesses that rely on advertising, as well as privacy and consumer protection laws. These laws can be costly to comply with, require significant management time and effort, and subject us to claims, government enforcement actions, civil and criminal liability or other remedies, including suspension of business operations. These laws may conflict with each other, and if we comply with the laws of one jurisdiction, we may find that we are violating laws of another jurisdiction. Additionally, our ability to provide a specific target audience to advertisers is a significant competitive advantage. Any legislation reducing this ability would have a negative impact on our business and results of operations.

If we are unable to comply with these laws or regulations, if we become liable under these laws or regulations, or if unfavorable regulations or unfavorable interpretations of existing regulations by courts or regulatory bodies are implemented, we could be directly harmed and forced to implement new measures to reduce our exposure to this liability and it could cause the development of product or service offerings in affected markets to become impractical. This may require us to expend substantial resources or to discontinue certain products or services, limit our ability to expand our product and services offerings, or expand into new markets or otherwise harm our business, results of operations and financial condition. In addition, the increased attention focused on liability issues as a result of lawsuits and legislative proposals could harm our reputation or otherwise impact the growth of our business. Any costs incurred as a result of this potential liability could harm our business and results of operations.

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

We compete in a dynamic and nascent industry, and we may invest significant resources to pursue strategies that do not prove effective.

The industry for residential real estate information marketplaces and related marketing and advertising services on mobile and Web is in early stages of development, and significant shifts in consumer and professional behaviors occur constantly and rapidly. We continue to learn a great deal about the behaviors and objectives of residential real estate market participants as the industry evolves. We may not successfully anticipate or keep pace with industry changes, and we may invest considerable financial, personnel, and other resources to pursue strategies that do not, ultimately, prove effective such that our results of operations and financial condition may be harmed.

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

We face competition to attract consumers to our website, which could impair our ability to continue to grow the number of users who use our website, which would harm our business, results of operations and financial condition.

Our success depends on our ability to continue to attract additional consumers to our mobile applications and website. Our existing and potential competitors include companies that operate, or could develop, national and local real estate websites. These companies could devote greater technical and other resources than we have available, have a more accelerated time frame for deployment and leverage their existing user bases and proprietary technologies to provide products and services that consumers might view as superior to our offerings. Any of our future or existing competitors may introduce different solutions that attract consumers or provide solutions similar to our own but with better branding or marketing resources. If we are not able to continue to grow the number of consumers who use our mobile applications and websites, our business, results of operations and financial condition would be harmed.

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

We depend on the real estate industry, and changes to that industry, or declines in the real estate market or increases in mortgage interest rates, could reduce the demand for our products and services.

Our financial results significantly depend on real estate shoppers using our services. Real estate shopping patterns depend on the overall health of the real estate market. Changes to the regulation of the real estate industry, including mortgage lending, may negatively impact the prevalence of home ownership and the ability of market participants to close transactions. Changes to the real estate industry, declines in the real estate market or increases in mortgage interest rates could reduce demand for our services. Real estate markets also may be negatively impacted by a significant natural disaster, such as earthquake, fire, flood or other disruption. In addition, real estate, rental, and mortgage professionals are subject to comprehensive federal, state, and local laws and regulations which may cause them to significantly alter, decrease, or terminate their purchase of our products and services. Seasonality, micro- and macroeconomic factors, government regulation, and other similar factors may decrease consumer usage as well as sales to our advertisers and other customers, which could harm our results of operations and financial condition.

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

A novel strain of coronavirus, the COVID-19 virus, may adversely affect our business operations and financial condition.

In December 2019, an outbreak of the COVID-19 virus was reported in Wuhan, China. On March 11, 2020, the World Health Organization declared the COVID-19 virus a global pandemic and on March 13, 2020, President Donald J. Trump declared the virus a national emergency in the United States. This highly contagious disease has spread to most of the countries in the world and throughout the United States, creating a serious impact on customers, workforces and suppliers, disrupting economies and financial markets, and potentially leading to a world-wide economic downturn. It has caused a disruption of the normal operations of many businesses, including the temporary closure or scale-back of business operations and/or the imposition of either quarantine or remote work or meeting requirements for employees, either by government order or on a voluntary basis. The pandemic may adversely affect our potential customers’ operations, our employees and our employee productivity. It may also impact the ability of our subcontractors, partners, and suppliers to operate and fulfill their contractual obligations, and result in an increase in costs, delays or disruptions in performance. These supply chain effects, and the direct effect of the virus and the disruption on our employees and operations, may negatively impact both our ability to meet customer demand and our revenue and profit margins. Our employees are working remotely and using various technologies to perform their functions. We might experience delays or changes in customer demand, particularly if customer funding priorities change. Further, in reaction to the spread of COVID-19 in the United States, many businesses have instituted social distancing policies, including the closure of offices and worksites and deferring planned business activity. The disruption and volatility in the global and domestic capital markets may increase the cost of capital and limit our ability to access capital. Both the health and economic aspects of the COVID-19 virus are highly fluid and the future course of each is uncertain. For these reasons and other reasons that may come to light if the coronavirus pandemic and associated protective or preventative measures expand, we may experience a material adverse effect on our business operations, revenues and financial condition; however, its ultimate impact is highly uncertain and subject to change.

Our Ability to Use Our Net Operating Loss Carryforwards and Certain Other Tax Attributes May Be Limited.

As of November 30, 2020, we had federal net operating loss carryforwards of approximately $351,251. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income or income tax liability may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by certain “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. If we experience one or more ownership changes in the future as a result of future transactions in our stock, our ability to utilize net operating loss carryforwards could be limited. Furthermore, our ability to utilize net operating loss carryforwards of any companies that we have acquired or may acquire in the future may be limited. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards, other pre-change tax attributes, or net operating loss carryforwards of any acquired companies to offset our federal taxable income or reduce our federal income tax liability may be subject to limitation.

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

Alex Aliksanyan, a Director, Thomas M. Grbelja, our Chief Financial Officer, Secretary and a Director, and William McLeod, our Chief Executive Officer and a Director, collectively own 7,853 shares of our outstanding common stock. In addition, Alex Aliksanyan holds warrants to purchase up to 420,000 shares of our common stock, Thomas Grbelja holds warrants to purchase up to 230,000 shares of our common stock, and William McLeod holds warrants to purchase up to 150,000 shares of our common stock. They cannot exercise their warrants if at the time of such exercise, when added to the other shares of our common stock owned by each such holder or which can be acquired by each such holder upon exercise or conversion of any other instrument, would cause the holder to own more than 4.99% of our outstanding common stock. Each holder has the right to waive this exercise limitation, in whole or in part, upon and effective after 61 days prior written notice to us. If Mr. Aliksanyan, Mr. Grbelja and Mr. McLeod exercised all of their warrants, they would own approximately 17%, 9.6% and 6.0%, respectively, of our issued and outstanding shares of common stock. As a result, they have the ability to influence matters affecting our shareholders, including the election of our directors, the acquisition or disposition of our assets, and the future issuance of our shares. Because they control such shares, investors may find it difficult to replace our management if they disagree with the way our business is being operated. Because the influence by these shareholders could result in management making decisions that are in the best interest of those shareholders and not in the best interest of the investors, you may lose some or all of the value of your investment in our common stock. Investors who purchase our common stock should be willing to entrust all aspects of operational control to our current management team.

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

The total number of shares of all classes of stock that the Company shall have the authority to issue is 275,000,000 shares consisting of: (i) 250,000,000 shares of common stock, par value $0.0001, of which 1,673,237 shares are issued and outstanding as of the date of this report and (ii) 25,000,000 shares of preferred stock, par value $0.0001 per share, none of which are currently outstanding.

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

If we issue additional equity securities or issue convertible debt to raise capital, it may have a dilutive effect on shareholders’ investment.

If we raise additional capital through further issuances of equity or convertible debt securities, our existing shareholders could suffer significant dilution in their percentage ownership of us. Moreover, any new equity securities we issue could have rights, preferences and privileges senior to those of holders of our common stock.

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

Holders

As of February 1, 2021, there are 1,673,237 shares of our common stock issued and outstanding and held by 220 holders of record.

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

Recent Sales of Unregistered Securities

There is no information required to be disclosed with this item.

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

Overview

We are engaged in the business of providing digital media and marketing services for the real estate industry. We currently generate revenue from service fees (video creation and production and website hosting (ReachFactor)).... At the core of our programs is our proprietary video creation technology which allows for an automated conversion of data (text, video slices and pictures of home listings) to a video with voice over and music. We provide video search, storage and marketing capabilities on multiple platform dynamics for web and mobile. Once a home, personal or community video is created using our proprietary technology, it can be published to social media, email or distributed to multiple real estate websites. In addition, we own and operate the web site LoseTheAgent.com, which is a site dedicated to peer-to-peer real estate transactions between home sellers and buyers - the so called For Sale By Owner segment. We currently have approximately 100,000 home listings across all 50 states. We monetize the website by charging fees for both listing a home for sale and picking up possible buyers’ messages of interest. We also plan on generating additional revenues by monetizing seller/buyer information with targeted, interested parties. The web site is functional and is being marketed via various online platforms.

Going Concern

As a result of our financial condition, our auditors have indicated in a footnote to our financial statements as of November 30, 2020 their uncertainty as to our ability to continue as a going concern. In order to continue as a going concern, we must effectively balance many factors and begin to generate sufficient revenue to fund our operations. If we are not able to do this, we may not be able to continue as an operating company. At our current revenue and burn rate, our cash on hand will not cover our operating expenses for the next twelve months. There is no assurance that our existing cash flow will ever be adequate to satisfy our existing operating expenses and capital requirements.

Results of Operations for the Year Ended November 30, 2020 compared to Year Ended November 30, 2019

Revenue

Total revenue for the year ended November 30, 2020 was $73,374, compared to $136,863 for the year ended November 30, 2019, a decrease of 46%. The decrease is primarily a result of declining legacy virtual tour business.

Cost of Revenue

Cost of revenues totaled $39,587 for year ended November 30, 2020, compared to $104,355 for the year ended November 30, 2019, representing a decrease of $64,768 or 62%. Cost of revenues consists primarily of engineering and server costs incurred in connection with maintenance of our online networks. The decline in costs is primarily due to a reduction in server costs.

Operating Expenses

Our operating expenses, which include salaries and benefits, selling and promotion, amortization and depreciation and general and administrative expenses, decreased 374% to $113,842, for the year ended November 30, 2020, compared to $426,068 for the year ended November 30, 2019, a decrease of $312,226. The decrease was substantially due to a decrease in salary and benefit expense of $203,477, decreases in selling and promotional expense of $87,249 and decrease of general and administrative expenses of $21,500. A breakdown of general and administrative expenses is as follows:

	Fiscal Year Ended
	November 30,
Expense	2020	2019	Increase/(Decrease)
Professional fees	$44,615	$62,916	$(18,301)
Insurance	2,477	2,908	(431)
Dues & subscriptions	2,928	3,208	(280)
Miscellaneous	3,986	6,474	(2,488)
Total	$54,006	$75,506	$(21,500)

Other Income (Expenses)

During the year, we repurchased our convertible promissory notes for their holders at a discount to the principle and accrued interest owed and recognized a gain on those transactions.

	Fiscal Year Ended
	November 30,
Expense	2020	2019	Increase/(Decrease)
Gain on settlement of convertible notes	$10,438	$-	$10,438
Total	$10,438	$-	$10,438

Net Income/Loss

We had net loss of $69,617 for the year ended November 30, 2020, compared to a net loss of $393,560 for the year ended November 30, 2019, for a decrease of $323,943.

Liquidity and Capital Resources

Introduction

Our principal needs for liquidity have been to fund operating losses and working capital requirements. Our principal source of liquidity as of November 30, 2020 consisted of cash of $4,124. We expect that working capital requirements will continue to be our principal need for liquidity over the near term. Working capital requirements are expected to increase as a result of our anticipated growth.

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

Cash Requirements

At November 30, 2020, we had $4,124 cash on-hand, a decrease of $258,991 from the prior year balance of $263,115. Based on our current revenues, cash on hand, and our current net monthly burn rate of approximately $15,000 we will need to continue to raise money from the issuance of equity to fund short term operations.

Sources and Uses of Cash

Operations

Net cash used by operating activities was $86,571 for the year ended November 30, 2020, a decrease of $121,265 from $207,835 used in operating activities in the year ended November 30, 2019. This decrease was primarily due to the net loss from the year.

Investments

There were no investing activities for the years ended November 30, 2020 and 2019, respectively.

Financing

Net cash used by financing activities was $172,420 for the year ended November 30, 2020, as compared to net cash provided by financing activities of $230,025 for the year ended November 30, 2019.

Off-balance sheet arrangements

As of November 30, 2020, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital resources that are material to investors.

Critical accounting policies and estimates

Our critical accounting policies are set forth in Note 2 – Summary of Significant Accounting Policies, to our financial statement footnotes.

Recent accounting pronouncements

We have evaluated recent pronouncements and do not expect their adoption to have a material impact on our financial position or statements.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Nestbuilder.com Corp

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Nestbuilder.com Corp (the Company) as of November 30, 2020 and 2019, and the related statements of operations, stockholders’ equity, (deficit), and cash flows for each of the years in the two-year period ended November 30, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended November 30, 2020, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has accumulated deficit of $588,992 as of November 30, 2020. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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
February 1, 2021

ASSURANCE DIMENSIONS CERTIFIED PUBLIC ACCOUNTANTS & ASSOCIATES

TAMPA BAY: 4920 W Cypress Street, Suite 102 | Tampa, FL 33607 | Office: 813.443.5048 | Fax: 813.443.5053

JACKSONVILLE: 4720 Salisbury Road, Suite 223 | Jacksonville, FL 32256 | Office: 888.410.2323 | Fax: 813.443.5053

ORLANDO: 1800 Pembrooke Drive, Suite 300 | Orlando, FL 32810 | Office: 888.410.2323 | Fax: 813.443.5053

SOUTH FLORIDA: 2000 Banks Road, Suite 218 | Margate, FL 33063 | Office: 888.410.2323 | Fax: 813.443.5053

www.assurancedimensions.com

NESTBUILDER.COM CORP.

Balance Sheets

	November 30, 2020	November 30, 2019

Assets
Current Assets
Cash	$4,124	$263,115
Total current assets	4,124	263,115

Total assets	$4,124	$263,115

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Accounts payable and accrued expenses	$110,000	$117,000
Paycheck protection SBA loan	15,080	-
Convertible promissory notes payable	-	77,454
Total current liabilities	125,080	194,454

Total liabilities	125,080	194,454

Commitments and Contingencies (Note 8)

Stockholders’ Equity (Deficit)
Convertible Series A Preferred stock, $0.0001 par value 25,000,000 shares authorized; zero shares issued and outstanding on November 30, 2020, and 640,000 shares issued and outstanding at November 30, 2019.	-	64
Common stock, $0.0001 par value; 250,000,000 shares authorized; 1,673,237 shares issued and outstanding at November 30, 2020 and November 30, 2019.	167	167
Additional paid-in-capital	587,869	587,805
Treasury stock, at cost	(120,000)	-
Accumulated (deficit)	(588,992)	(519,375)
Total stockholders’ equity (deficit)	(120,956)	68,661

Total liabilities and stockholders’ equity (deficit)	$4,124	$263,115

The accompanying notes are an integral part of these financial statements

NESTBUILDER.COM CORP.

Statements of Operations

	For the years ended
	November 30,
	2020	2019

Revenues
Real estate media revenue	$73,374	$136,863

Cost of revenues	39,587	104,355

Gross profit	33,787	32,508

Operating expenses
Salaries and benefits	42,273	245,750
Selling and promotions expense	17,563	104,812
General and administrative	54,006	75,506
Total operating expenses	113,842	426,068

Operating income (loss)	(80,055)	(393,560)

Other income (expense)

Gain on settlement of convertible promissory notes	10,438	-
Total other income (expense)	10,438	-

Income (loss) before income taxes	(69,617)	(393,560)

Provision for income taxes	-	-

Net (loss)	$(69,617)	$(393,560)

Weighted average number of shares outstanding – basic and diluted	1,673,237	1,571,341

Basic and diluted net (loss) per common share	$(0.04)	$(0.25)

The accompanying notes are an integral part of these financial statements.

NESTBUILDER.COM CORP.

Statements of Cash Flows

	For the years ended
	November 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(69,617)	$(393,560)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation	-	176,564
Gain on settlement of promissory notes	(10,438)	-

Changes in operating assets and liabilities:

(Increase) decrease in prepaid assets	-	3,300
Increase in accrued interest on notes payable	484	1,904
Increase (decrease) in accounts payable and accrued expenses	(7,000)	3,957
Net cash provided by (used in) operating activities	(86,571)	(207,835)

Cash flows from investing activities:
Proceeds from sale of investments	-	-
Net cash provided by investing activities	-	-

Cash flows from financing activities:
Proceeds from issuance of common stock	-	70,025
Repayment of convertible promissory notes	(67,500)	-
Purchase of Preferred Stock Series A shares	(120,000)	-
Proceeds from PPP and EIDL loans	15,080	-
Proceeds from issuance of preferred stock	-	160,000
Net cash provided by (used in) financing activities	(172,420)	230,025

Net increase (decrease) in cash	(258,991)	22,190

Cash at beginning of period	263,115	240,925

Cash at end of period	$4,124	$263,115

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$484	$1,904
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

NESTBUILDER.COM CORP.

Statement of Changes in Stockholders’ Equity ( Deficit)

	Common Stock		Preferred Stock			Treasury Stock	Additional		Total
	Shares	Par Value	Shares	Par Value		Par Value	Paid-In Capital	Accumulated Deficit	Stockholders’ Equity
Balance, November 30, 2018	1,433,196	$143	-	$		-	$181,304	$(125,815)	$55,632

Issuance of common shares	38,900	4	-		-	-	70,021	-	70,025

Issuance of common shares settlement agreement	201,157	20	-		-	-	(20)	-	-

Issuance of Series A convertible preferred shares	-	-	640,000		64	-	159,936	-	160,000

Share-based compensation	-	-	-		-	-	176,564	-	176,564
Net loss	-	-	-		-			(393,560)	(393,560)
Balance, November 30, 2019	1,673,237	$167	640,000		$64	-	$587,805	$(519,375)	$68,661

Net loss								(69,617)	(69,617)

Repurchase of Series A convertible preferred shares			(640,000)		(64)	(120,000)	64	-	(120,000)

Balance, November 30, 2020	1,673,237	$167	-		$-	$(120,000)	$587,869	$(588,992)	$(120,956)

The accompanying notes are an integral part of these financial statements.

NESTBUILDER.COM CORP.

NOTES TO THE FINANCIAL STATEMENTS

NOVEMBER 30, 2020

NOTE 1: ORGANIZATION AND NATURE OF BUSINESS

Organization

We were incorporated in the State of Nevada on January 10, 2017 as a wholly owned subsidiary of RealBiz Media Group, Inc., a Delaware corporation (“RealBiz”). On July 31, 2018, RealBiz effectuated our spin-off from RealBiz. Upon completion of the spin-off, RealBiz stockholders owned 100% of the outstanding shares of our common stock.

We are engaged in the business of providing digital media and marketing services for the real estate industry. We currently generate revenue from service fees (video creation and production and website hosting (ReachFactor)).. At the core of our programs is our proprietary video creation technology which allows for an automated conversion of data (text, video slices and pictures of home listings) to a video with voice over and music. We provide video search, storage and marketing capabilities on multiple platform dynamics for web and mobile. Once a home, personal or community video is created using our proprietary technology, it can be published to social media, email or distributed to multiple real estate websites. In addition, we own and operate the web site LoseTheAgent.com, which is a site dedicated to peer-to-peer real estate transactions between home sellers and buyers - the so called For Sale By Owner segment. We currently have approximately 100,000 home listings across all 50 states. We monetize the website by charging fees for both listing a home for sale and picking up possible buyers’ messages of interest. We also plan on generating additional revenues by monetizing seller/buyer information with targeted, interested parties. The web site is fully functional and is being marketed via various online platforms.

Products and Services

We currently offer the following products and services:

Enterprise Video Production: We service large and small broker accounts in the North America Real Estate Market in compiling listings into a Video format and distributing to those franchisor’s websites, brokers and agents and lead generation platforms 24/7. Some of these multiyear contracts produced over 10 million video listings from 2012-2014. These volumes, however, have declined beginning in 2017. We currently have the ability to produce over 15,000 videos per day.

The Virtual Tour (VT): This program was developed and implemented to allow agents to access specific video based product strategies that are designed specifically to increase the SEO rank and traffic credit to real estate franchise systems and/or their brokers.

ReachFactor: Our social media and marketing platform under the “ReachFactor” brand name offers a variety of solutions to agents and brokers such as web design and web hosting.

LoseTheAgent.com: We own and operate the web site LoseTheAgent.com, which is a site dedicated to peer-to-peer real estate transactions between home sellers and buyers - the so called For Sale By Owner (FSBO) segment. We currently have approximately 100,000 home listings across all 50 states. We monetize the website by charging fees for both listing a home for sale and picking up possible buyers’ messages of interest. We also plan on generating additional revenues by monetizing seller/buyer information with targeted, interested parties. The web site is functional and is being marketed via various online platforms.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10K and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (all of which are of a normal recurring nature) considered necessary for a fair presentation have been included.

Cash and Cash Equivalents

The Company considers all unrestricted demand deposits, money market funds and highly liquid debt instruments with an original maturity of less than 90 days to be cash and cash equivalents. There were no cash equivalents as of November 30, 2020 and November 30, 2019.

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

Impairment of Long-Lived Assets

In accordance with Accounting Standards Codification (“ASC”) 360-10, “Property, Plant, and Equipment”, the Company periodically reviews its long- lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not impair any long-lived assets as of November 30, 2020 and November 30, 2019.

Website Development Costs

The Company accounts for website development costs in accordance with Accounting Standards Codification 350-50 “Website Development Costs”. Accordingly, all costs incurred in the planning stage are expensed as incurred, costs incurred in the website application and infrastructure development stage that meet specific criteria are capitalized and costs incurred in the day-to-day operation of the website are expensed as incurred.

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

Revenue Recognition

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). This standard provides a single model for revenue arising from contracts with customers and supersedes current revenue recognition guidance. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We adopted the standard effective December 1, 2018, with no cumulative adjustment needed as of this date. All of our revenue is generated from the United States of America.

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

Advertising Expense

Advertising costs are charged to expense as incurred and are included in selling and promotions expense in the accompanying financial statements. Advertising expense for the year ended November 30, 2020 and 2019 were $17,564 and $104,812, respectively.

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

The Company recognizes expenses for tax penalties and interest assessed by the Internal Revenue Service and other taxing authorities upon receiving valid notice of assessments. The Company has received no such notices as of November 30, 2020.

Earnings Per Share

Basic earnings per share is computed by dividing net income attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period.

Diluted earnings per share is computed by dividing net income attributable to common stockholders by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Diluted loss per common share is equal to basic because the common stock equivalents are anti-dilutive. The Company’s anti-dilutive common stock equivalents include the following:

	November 30, 2020	November 30, 2019
Series A Preferred Stock issued and outstanding	-	640,000
Shares on issuance of warrants as share-based compensation	1,192,500	1,192,500
Shares on convertible promissory notes	-	645,450
	1,192,500	2,477,950

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

At November 30, 2020, the Company had a working capital deficit of $120,956, an accumulated deficit of $588,992 and a net loss of $69,617 for the year then ended. It is management’s opinion that these facts raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the date of this filing, without additional debt or equity financing. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts nor to the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

In December 2019, a novel coronavirus (“COVID-19”) emerged and has subsequently spread worldwide. The World Health Organization has declared COVID-19 a pandemic resulting in federal, state, and local governments mandating various restrictions, including travel restrictions, restrictions on public gatherings, stay at home orders and advisories and quarantining of people who may have been exposed to the virus.

As the COVID-19 pandemic is complex and rapidly changing, the full extent and duration of the impact of COVID-19 on the Company’s operation and financial performance is currently unknown and depends on future developments that are uncertain and unpredictable, including the duration and spread of the pandemic, its impact on capital and financial markets.

NOTE 4: PROPERTY AND EQUIPMENT

At November 30, 2020 and November 30, 2019 Company’s property and equipment are as follows:

	Estimated Life (in years)	November 30, 2020	November 30, 2019

Office equipment	3	$82,719	$82,719
Less: accumulated depreciation		(82,719)	(82,719)
		$-	$-

The Company has recorded no depreciation expense for the years ended November 30, 2020 and 2019.

NOTE 5: ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The Company’s accounts payable and accrued expenses are as follows:

	November, 30,	November 30,
	2020	2019
Trade payables and accruals	$110,000	$117,000
Total accounts payable and accrued expenses	$110,000	$117,000

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

On April 17, 2020, William McLeod, our Chief Executive Officer, President and a Director, Thomas M. Grbelja, our Treasurer, Secretary and a Director, and Alex Aliksanyan, a Director and our former Chief Executive Officer, executed a Satisfaction and General Release of Promissory Note, pursuant to which they accepted a discounted payoff of their convertible promissory notes in the amount of $11,250 each, in exchange for deeming their convertible promissory notes fully-paid, satisfied, and cancelled, and providing a release to us from any liability thereunder and recording a gain on settlement of $10,438. (See note 9)

Series A Convertible Preferred Stock

Included in the year ended November 30, 2019, Mr. McLeod, director and President purchased 280,000 Series A preferred shares in exchange for $70,000. Those shares were repurchased on October 6, 2020 for $52,500.

NOTE 7: STOCKHOLDERS’ EQUITY

The total number of shares of all classes of stock that the Company shall have the authority to issue is 275,000,000 shares consisting of: 250,000,000 shares of common stock with a $0.0001 par value per shares; and 25,000,000 shares of preferred stock, par value $0.0001 per share. On May 31, 2019, we filed a certificate of designation with the Secretary of State of the State of Nevada to create a new class of preferred stock designated as the Series A Convertible Preferred Stock. The holders of Series A Convertible Preferred Stock are entitled to receive dividends in an amount equal to any dividends or other Distribution on the Common Stock. The holders of Series A Convertible Preferred Stock are entitled to be paid out of the Available Funds and Assets, in preference to any payment or distribution of any Available Funds and Assets on any shares of Common Stock or subsequent preferred stock, an amount per share equal to the Original Issue Price of the Series A Convertible Preferred Stock plus all declared but unpaid dividends on the Series A Convertible Preferred Stock. Each share of Series A Convertible Preferred Stock shall be convertible, at the option of the holder thereof, at any time after the issuance of such share, into one (1) share of Common Stock. As of February 1, 2021, there were 1,673,237 shares of common stock issued and outstanding and zero shares of Series A Convertible Preferred Stock issued and outstanding.

On October 9, 2020, we entered into Stock Repurchase Agreements with three shareholders, pursuant to which we agreed to repurchase from such shareholders a total of 640,000 shares of Series A Convertible Preferred Stock, at a per-share purchase price of $0.1875 per share, for a total of $120,000. One of these shareholders was William McLeod, our Chief Executive Officer, from whom we repurchased a total of 280,000 shares of Series A Convertible Preferred Stock in exchange for $52,500.

Common stock warrants

On August 20, 2019, the Company issued 1,192,500 common stock warrants to its officers, contracted employees and professionals that vested immediately. Each warrant is convertible into 1 share of common stock and vests immediately upon issuance with an exercise price of $0.20. The Company has recorded stock-based compensation expense of $176,564 for the year ending November 30, 2019 and is included part of salaries and benefits. The warrants expire on August 20, 2024. A summary of the Company’s outstanding common stock warrants as of November 30, 2020 is as follows:

		Weighted
		Average
		Exercise	Intrinsic
	Warrants	Price	Value
Outstanding, November 30, 2019	1,192,500	$0.20	$0.00
Warrants granted and issued	-	$-	$0.00
Warrants exercised	-	$-	$0.00
Warrants exchanged	-	$-	$0.00
Outstanding, November 30, 2020	1,192,500	$0.20	$0.00

Common stock issuable upon exercise of warrants	1,192,500	$0.20	$0.00

The Company estimates the fair value of each award on the date of grant using a Black-Scholes option valuation model that uses the following assumptions for warrants earned during the year ended November 30, 2020:

Expected volatility	100%
Expected dividends	0%
Expected term (in years)	5.0
Risk-free rate	1.42%

NOTE 8: COMMITMENTS AND CONTINGENCIES

On August 17, 2018, we entered into employment agreements with Alex Aliksanyan, our former Chief Executive Officer and a director, and Thomas M. Grbelja, our Chief Financial Officer, Secretary and a director.

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

NOTE 9: CONVERTIBLE PROMISSORY NOTES PAYABLE

On November 30, 2018, the Company issued six promissory notes, in the principal amount totaling $75,000, which includes notes payables to certain officers and board members of the Company, namely Mr. Aliksanyan, Mr. McLeod and Mr. Grbelja, in the amount of $12,500 each (See note 6). The Notes accrue interest at a rate of 2.5% per annum and mature on June 1, 2020. Pursuant to the terms of the Notes, the Company may prepay the principal amount of the note together with accrued interest at any time prior to the date of maturity without a prepayment penalty. Pursuant to the terms of the Notes, the holders of the Notes have the right, at their option, at any time, to convert the principal amount of the Notes, and any accrued interest, into our common stock at a conversion price of $0.12 per share. However, each holder of a Note will not have the right to convert any portion of his Note if the holder (together with his affiliates) would beneficially own in excess of 4.99% of the number of shares of our common stock outstanding immediately after giving effect to the conversion, as such percentage ownership is determined in accordance with the terms of the Note. Each Holder has the right to waive the foregoing conversion limitation, in whole or in part, upon and effective after 61 days prior written notice to us. The Company has accrued $485 and $1,425 in interest on those notes as of November 2019. During the second quarter of fiscal year 2020, the Company negotiated a settlement with the noteholders and repaid each noteholder $11,250 for a total of $67,500 as full settlement (including accrued interest) and also recognized a gain of $10,438 on the remaining balance due.

NOTE 10: PAYCHECK PROTECTION PROGRAM/SBA LOAN

On May 6, 2020, the company obtained a $13,080 loan from TD Bank pursuant to the Paycheck Protection Program (“PPP”) under the “CARES Act”. In addition, the company also obtained $2,000 from the SBA in the form of the Econonic Injury Disaster Loan program ( EIDL advance). Total borrowed in connection with the two agreements totaled $15,080. The PPP loan is unsecured with a 2-year term, matures on May 6, 2022, and bears interest at a rate of 1.00% per annum, payable monthly commencing on September 6, 2021, following an initial deferral period as specified under the PPP. The PPP Note may be prepaid at any time prior to maturity with no prepayment penalties. Proceeds from the Loan will be available to the Company to fund designated expenses, including certain payroll costs, rent, utilities and other permitted expenses, in accordance with the PPP. Under the terms of the PPP, up to the entire amount of principal and accrued interest may be forgiven to the extent Loan proceeds are used for qualifying expenses as described in the CARES Act and applicable implementing guidance issued by the U.S. Small Business Administration under the PPP (including that at least 60% of such Loan funds are used for payroll). The Company intends to use the entire Loan amount for designated qualifying expenses and to apply for forgiveness of the respective Loan in accordance with the terms of the PPP. No assurance can be given that the Company will obtain forgiveness of the Loan in whole or in part. With respect to any portion of the Loan that is not forgiven, the Loan will be subject to customary provisions for a loan of this type, including customary events of default relating to, among other things, payment defaults, breaches of the provisions of the PPP Loan and cross defaults.

The company expects that the PPP loan will be forgiven upon submission of the forgiveness application and that the EIDL Advance loan will be repaid during coming fiscal year.

NOTE 11: INCOME TAXES

The Company accounts for income taxes considering deferred tax assets and liabilities which represent the future tax consequences of the differences between financial statement carrying amounts of assets and liabilities versus the tax basis of assets and liabilities. Under this method, deferred tax assets are recognized for deductible temporary differences, and operating loss and tax credit carryforwards. Deferred liabilities are recognized for taxable temporary differences. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all the deferred tax assets will not be realized. The impact of tax rate changes on deferred tax assets and liabilities is recognized in the year the change is enacted.

The difference between the effective income tax rate and the applicable statutory federal income tax rate is summarized as follows:

	2020	2019
Statutory federal rate	(21.0)%	(21.0)%

Permanent differences, stock-based compensation	0%	(44.8)%
Change in valuation allowance	21.0%	65.8%
Effective tax rate	0.0%	0.0%

At November 30, 2020 and 2019 the Company’s deferred tax assets were as follows:

	2020	2019

Tax benefit of net operating loss carry forward	$14,620	$45,569
Change in valuation allowance	(14,620)	(45,569)
Provision for income tax	-	-

Deferred tax assets (liabilities)
Net deferred tax assets- net operating losses	73,763	59,1434
Less: Valuation allowance	(73,763)	(59,143)
Net deferred tax asset	$-	-

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

As of November 30, 2020, the Company had unused net operating loss carry forwards of $351,251 available to reduce future federal taxable income. The Company’s ability to offset future taxable income, if any, with tax net operating loss carryforwards may be limited due to the non-filing of tax returns and the impact of the statute of limitations on the Company’s ability to claim such benefits. Furthermore, changes in ownership may result in limitations under Internal Revenue Code Section 382.

NOTE 12: SUBSEQUENT EVENTS

On December 10, 2020, we entered into a Securities Purchase Agreement, by and among us and the purchasers named thereunder, pursuant to which we issued to each of four investors a Senior Convertible Promissory Note in the principle amount of up to $10,000 (each, a “Note” and collectively, the “ Notes”) and a Common Stock Purchase Warrant to purchase up to 50,000 shares of our common stock at an exercise price of $0.10 per share (each, a “Warrant”, and collectively, the “Warrants”). The investors included Alex Aliksanyan, a Director, Thomas M. Grbelja, our Treasurer, Secretary and a Director and William McLeod, our Chief Executive Officer and Director.

Senior Convertible Promissory Notes

The Notes bear interest at the rate of 10.0% per annum and mature on July 31, 2022. We may agree with the noteholders from time to time to accept loan advances under the Notes up the principal amount of the Notes. As of the date of this filing, the investors have made aggregate loan advances under the Notes of $20,000.

Pursuant to the terms of the Notes, the holders of the Notes have the right, at their option, at any time, to convert the principal amount of the Notes, and any accrued interest, into our common stock at a conversion of $0.07 per share. However, each holder of a Note will not have the right to convert any portion of his Note if the holder (together with his affiliates) would beneficially own in excess of 4.99% of the number of shares of our common stock outstanding immediately after giving effect to the conversion, as such a percentage ownership is determined in accordance with the terms of the Note. Each holder has the right to waive the foregoing conversion limitations, in whole or in part, upon and effective after 61 days prior written notice to us.

Warrants

Each warrant is exercisable in whole or in part, at any time or from time to time, before December 31, 2022. Each Warrant may only be exercised with respect to the then-vested shares of our common stock underlying each Warrant. Each Warrant vests with respect to five (5) shares of our common stock for each dollar advanced to us under the Note issued with each Warrant. The holder of the Warrant may not exercise the Warrant if at the time of such exercise, when added to the other shares of our common stock owned by such holder or which can be acquired by such holder upon exercise or conversion of any other instrument, would cause the holder to own more than 4.99% of our outstanding common stock. Each holder has the right to waive this exercise limitation, in whole or in part, upon and effective after 61 days prior written notice to us.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are no events required to be disclosed under this Item.

ITEM 9A - CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of November 30, 2020, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of November 30, 2020, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in Item 9A(b).

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Our management assessed the effectiveness of our internal control over financial reporting as of November 30, 2020. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, Management identified the following three material weaknesses that have caused management to conclude that, as of November 30, 2020, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

1. We do not have a formal policy or written procedures for the approval, identification, and reporting of related-party transactions. Our controls are not adequate to ensure that all material transactions and developments with related parties will be properly identified, approved and reported. In our assessment of our disclosure controls and procedures, management evaluated the impact of our failure to have policies and procedures for the identification, approval and reporting of related-party transactions and has concluded that the control deficiency that resulted represented a material weakness.

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

(d) Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended November 30, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position(s)

Alex Aliksanyan	70	Former Chief Executive Officer and Director

Thomas M. Grbelja	62	Chief Financial Officer, Secretary, and Director

William McLeod	68	President, Chief Executive Officer and Director

Alex Aliksanyan, age 70, has served as a director since our inception, and served as our President from October 28, 2017 to August 17, 2018. He served as our Chief Executive Officer from August 17, 2018 until April 2020. Mr. Aliksanyan comes to the Company with more than 25 years of Strategic Technology Planning, Implementation and Marketing experience. Mr. Aliksanyan also previously served as CEO and President of iCruise.com which he founded in 2000. Prior thereto, Mr. Aliksanyan had served as a marketing consultant for several brands such as Citibank, Disney and Hillshire Farms. He is also considered in the travel industry as a pioneer in the area of e-commerce. Mr. Aliksanyan received his Bachelors’ Degree in Physics from New York University and an advanced degree in marketing from the Stern School of Business in New York.

Thomas M. Grbelja¸ age 62, has served as our Treasurer and Secretary since October 28, 2017, and has served as our Chief Financial Officer, Treasurer, Secretary and one of our directors since August 17, 2018. Mr. Grbelja has spent over 40 years as a Certified Public Accountant providing a wide variety of professional accounting, tax and financial consulting services to professional service, manufacturing, and construction industry participants. Since 1990, he has served as the President and a Founding Member of Burke Grbelja & Symeonides, LLC, Certified Public Accountants, an accounting firm based in Rochelle Park, New Jersey. In addition, between 1983 and 1990, Mr. Grbelja worked as an accountant at Coopers & Lybrand, where he was responsible for the overall audit engagement, including filings with the SEC, for certain large, publicly traded companies. He received his undergraduate degree in accounting at Fairleigh Dickinson University and is a Certified Public Accountant.

William (Bill) McLeod, age 68, served as our President and as one of our directors since August 17, 2018. He has served as our Chief Executive Officer since April 17, 2020. Mr. McLeod has been a real estate business investor since 1978. He has been active in real estate development for over thirty-five years. He is currently the managing partner for McLeod Investment, LLC. Bill has also been active in medical surgical equipment sales until 2006. He remains a partner in Skype Comfort and Shoes Etc., both closely held medical equipment companies. Mr. McLeod brings to the Board his extensive senior leadership experience, his significant real estate industry experience, and significant professional relationships in the real estate and investment industries.

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

According to the NASDAQ definition, we do not have any independent directors because all our directors are also executive officers.

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

Board Meetings

During the fiscal year ended November 30, 2020, the Board of Directors met on one occasion.

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

Summary Compensation Table

The following table sets forth information with respect to compensation earned by our Chief Executive Officer, President, and Chief Financial Officer for the fiscal years ended November 30, 2020 and 2019.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Alex Aliksanyan (1)	2020	19,790	-0-	-0-	-0-		-0-	-0-	-0-	19,790
CEO	2019	36,000	-0-	-0-	62,580	(4)	-0-	-0-	-0-	98,580

Thomas M. Grbelja (2)	2020	18,540	-0-	-0-	-0-		-0-	-0-	-0-	18,540
CFO and Secretary	2019	24,000	-0-	-0-	34,270	(5)	-0-	-0-	-0-	58,270

William McLeod (3)	2020	-0-	-0-	-0-	-0-		-0-	-0-	-0-	-0-
President	2019	-0-	-0-	-0-	22,350	(6)	-0-	-0-	-0-	22,350

(1)	On October 28, 2017, Mr. Aliksanyan was appointed as our President. As compensation for such services, Mr. Aliksanyan received a salary of $36,000 per year. On August 17, 2018, we entered into an employment agreement with Mr. Aliksanyan, as amended by a First Amendment to Employment Agreement, pursuant to which we pay him a salary of $36,000 per year in exchange for his agreement to serve as our Chief Executive Officer. On April 17, 2020, we terminated the employment of Alex Aliksanyan as our Chief Executive Officer, effective as of April 20, 2020.

(2)	On October 28, 2017, Mr. Grbelja was appointed as our Treasurer and Secretary. As compensation for such services, Mr. Grbelja received a salary of $24,000 per year. On August 17, 2018, we entered into an employment agreement with Mr. Grbelja, as amended by a First Amendment to Employment Agreement, pursuant to which we pay him a salary of $24,000 per year in exchange for his agreement to serve as our Chief Financial Officer and Secretary, devoting a minimum of 50% of his time and attention to such duties.

(3)	Mr. McLeod was appointed as our President on August 17, 2018. Mr. McLeod does not have a written employment agreement and receives no salary for his services.

(4)	Option awards consist of warrants to purchase 420,000 shares of our common stock at an exercise price of $0.20 per share over five (5) years from the grant date on August 20, 2019.

(5)	Option awards consist of warrants to purchase 230,000 shares of our common stock at an exercise price of $0.20 per share over five (5) years from the grant date on August 20, 2019.

(6)	Option awards consist of warrants to purchase 150,000 shares of our common stock at an exercise price of $0.20 per share over five (5) years from the grant date on August 20, 2019.

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

For the years ended November 30, 2020 and 2019, none of the members of our Board of Directors received compensation for his or her service as a director. We do not currently have an established policy to provide compensation to members of our Board of Directors for their services in that capacity.

Outstanding Equity Awards at Fiscal Year-End

We do not currently have a stock option or grant plan.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of February 1, 2021, certain information with respect to our equity securities owned of record or beneficially by (i) each Officer and Director; (ii) each person who owns beneficially more than 5% of each class of our outstanding equity securities; and (iii) all Directors and Executive Officers as a group.

Name and Address	Common Stock Ownership(1)	Percentage of Common Stock Ownership(2)

Alex Aliksanyan (3)(4)	-	-

Thomas M. Grbelja (3)(4)	7,010	0.42%

William McLeod (3)(4)	843	0.050%

All Officers and Directors as a Group (2 Persons)	7,853	0.047%

(1)	The number and percentage of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days through the exercise of any stock option or other right. The persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes to this table.

(2)	Based on 1,673,237 shares of common stock issued and outstanding as of February 1, 2021.

(3)	Indicates one of our officers or directors.

(4)	Unless otherwise noted, the address is c/o Nestbuilder.com Corp., 201 W. Passaic Street, Suite 301, Rochelle Park, NJ 07662.

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

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Series A Convertible Preferred Stock

On May 31, 2019, we entered into a Stock Purchase Agreement with William McLeod, our Chief Executive Officer and a Director, pursuant to which we issued to Mr. McLeod a total of 280,000 shares of Series A Convertible Preferred Stock, at a per-share purchase price of $0.25 per share, for a total of $70,000.

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

On October 9, 2020, we entered into Stock Repurchase Agreements with three shareholders, pursuant to which we agreed to repurchase from such shareholders a total of 640,000 shares of Series A Convertible Preferred Stock, at a per-share purchase price of $0.1875 per share, for a total of $120,000. One of these shareholders was William McLeod, our Chief Executive Officer, from whom we repurchased a total of 280,000 shares of Series A Convertible Preferred Stock in exchange for $52,500.

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

Convertible Notes

On August 17, 2018, we issued an aggregate of $75,000 in Convertible Promissory Notes (the “Notes”) to six investors, including Alex Aliksanyan, our Chief Executive Officer and a director, Thomas M. Grbelja, our Chief Financial Officer, Secretary and a director, and William McLeod, President and a director. The Notes bear interest at the rate of 2.5% per annum and mature on February 28, 2021. Pursuant to the terms of the Notes, the holders of the Notes have the right, at their option, at any time, to convert the principal amount of the Notes, and any accrued interest, into our common stock at a conversion price of $0.12 per share. However, each holder of a Note will not have the right to convert any portion of his Note if the holder (together with his affiliates) would beneficially own in excess of 4.99% of the number of shares of our common stock outstanding immediately after giving effect to the conversion, as such percentage ownership is determined in accordance with the terms of the Note. Each Holder has the right to waive the foregoing conversion limitation, in whole or in part, upon and effective after 61 days prior written notice to us. These promissory notes were repaid in total on April 29, 2020 for $67,500.

Employment Agreements

On August 17, 2018, we entered into employment agreements with Alex Aliksanyan, our former Chief Executive Officer and a current director, and Thomas M. Grbelja, our Chief Financial Officer, Secretary and a director.

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

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed for the years ended November 30, 2020 and 2019 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Form 10-K or 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $27,000 for 2020 and $30,500 for 2019.

Audit - Related Fees

There were no fees billed for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under “Audit Fees” for the fiscal years ended November 30, 2020 and 2019.

Tax Fees

For the fiscal years ended November 30, 2020 and 2019, our principal accountants did not render any services for tax compliance, tax advice, and tax planning work.

All Other Fees

None.

Of the fees described above for the years ended November 30, 2020 and 2019, all were approved by the entire Board of Directors.

PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements

The following financial statements are filed as part of this report:

(a)(2)	Financial Statement Schedules

We do not have any financial statement schedules required to be supplied under this Item.

(a)(3)	Exhibits

Refer to (b) below.

(b)	Exhibits

2.1 (1)	Contribution and Spin-Off Agreement, dated as of October 27, 2017, by and among RealBiz Media Group, Inc., Anshu Bhatnagar, for purposes of Section 2.3 only, NestBuilder.com Corp., and Alex Aliksanyan

2.2 (2)	Memorandum of Understanding dated December 29, 2016, by and between Anshu Bhatnagar and Alex Aliksanyan

2.3 (2)	Amended and Restated Agreement dated January 2, 2017, by and among RealBiz Media Group, Inc., Anshu Bhatnagar and Alex Aliksanyan

2.4 (2)	First Amendment to Contribution and Spin-Off Agreement dated as of January 29, 2018, by and between RealBiz Media Group, Inc., Anshu Bhatnagar, NestBuilder.com Corp., and Alex Aliksanyan

3.1 (1)	Articles of Incorporation of NestBuilder.com Corp.

3.2 (1)	Bylaws of NestBuilder.com Corp.

3.3 (4)	Certificate of Designation of the Series A Convertible Preferred Stock

10.1 (5)	Separation and Release of Claims Agreement

10.2 (5)	Form of Satisfaction and General Release of Promissory Note

10.3 (6)	Form of Stock Repurchase Agreement

99.1 (3)	Information Statement of NestBuilder.com Corp. dated July 23, 2018

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from our registration statement on Form 10, filed with the Commission on December 22, 2017.

(2)	Incorporated by reference from Amendment No. 1 to our registration statement on Form 10/A, filed with the Commission on February 20, 2018.

(3)	Incorporated by reference from Amendment No. 5 to our registration statement on Form 10/A, filed with the Commission on July 23, 2018.

(4)	Incorporated by reference from our Current Report on Form 8-K, filed with the Commission on June 3, 2019.

(5)	Incorporated by reference from our Current report on Form 8-K, filed with the Commission on April 21, 2020.

(6)	Incorporated by reference from our Current report on Form 8-K, filed with the Commission on October 13, 2020

* Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nestbuilder.com Corp.

Dated: February 1, 2021		/s/ William McLeod
	By:	William McLeod
	Its:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: February 1, 2021		/s/ William McLeod
	By:	William McLeod
	Its:	Chief Executive Officer and Director

Dated: February 1, 2021		/s/ Thomas M. Grbelja
	By:	Thomas M. Grbelja
	Its:	Chief Financial Officer, Secretary and Director

