Form 10-Q
period 2021-02-28
Nestbuilder.com Corp.
filed 2021-04-12
CIK 1725516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2021

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

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. [  ] Yes [  ] No

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of April 12, 2021, there were 1,673,237 shares of common stock, par value $0.0001, issued and outstanding.

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

ITEM 1	Financial Statements

NESTBUILDER.COM CORP.

Balance Sheets

	February 28, 2021	November 30, 2020
	UNAUDITED
Assets
Current Assets
Cash	$11,385	$4,124
Total current assets	11,385	4,124

Total assets	$11,385	$4,124

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable and accrued expenses	$98,500	$110,000
Paycheck protection SBA loan	15,080	15,080
Total current liabilities	113,580	125,080

Long Term Liabilities
Convertible promissory notes payable	28,017	-

Total liabilities	141,597	125,080

Commitments and Contingencies (Note 8)

Stockholders’ Deficit
Preferred stock, $0.0001 par value 25,000,000 shares authorized; zero shares issued and outstanding at February 28, 2021 and November 30, 2020	-	-
Common stock, $0.0001 par value; 250,000,000 shares authorized; 1,673,237 shares issued and outstanding at February 28, 2021 and at November 30, 2020	167	167
Treasury stock, at cost	(120,000)	(120,000)
Additional paid-in-capital	587,869	587,869
Accumulated deficit	(598,248)	(588,992)
Total stockholders’ Deficit	(130,212)	(120,956)

Total liabilities and stockholders’ Deficit	$11,385	$4,124

The accompanying notes are an integral part of these unaudited financial statements.

NESTBUILDER.COM CORP.

Statements of Operations

(Unaudited)

	For the three months ended
	February 28, 2021	February 29, 2020
Revenues
Real estate media revenue	$15,978	$18,003

Cost of revenues	4,313	36,038

Gross profit	11,665	(18,035)

Operating expenses
Salaries and benefits	-	16,375
Marketing and promotions expense	79	5,585
General and administrative	20,842	13,524
Total operating expenses	20,921	35,484

Operating (loss)	(9,256)	(53,519)

Provision for income taxes	-	-

Net (loss)	$(9,256)	$(53,519)

Weighted average number of shares outstanding – basic and diluted	1,673,237	1,673,237

Basic and diluted net (loss) per share	$(0.01)	$(0.03)

The accompanying notes are an integral part of these unaudited financial statements.

NESTBUILDER.COM CORP.

Statement of Changes in Stockholders’ Deficit

	Common Stock		Preferred Stock		Additional		Total
	Shares	Par Value	Shares	Par Value	Paid-In Capital	Accumulated Deficit	Stockholders’ Equity
Balance, November 30, 2019	1,673,253	$167	640,000	$64	$587,805	$(519,375)	$68,661

Net loss						$(53,519)	(53,519)

Balance, February 29, 2020	1,673,253	$167	640,000	$64	$587,805	$(572,894)	15,142

	Common Stock		Treasury Stock	Additional		Total
	Shares	Par Value	Par Value	Paid-In Capital	Accumulated Deficit	Stockholders’ Deficit
Balance, November 30, 2020	1,673,253	$167	$(120,000)	$587,869	$(588,992)	$(120,956)

Net loss					$(9,256)	$(9,256)

Balance, February 28, 2021	1,673,253	$167	$(120,000)	$587,869	$(598,248)	$(130,212)

The accompanying notes are an integral part of these unaudited financial statements.

NESTBUILDER.COM CORP.

Statements of Cash Flows

(Unaudited)

	For the three months ended
	February 28, 2021	February 29, 2020
Cash flows from operating activities:
Net income (loss)	$(9,256)	$(53,519)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Increase in accrued interest	517	485
(Increase) decrease in accounts receivable		-
Increase (decrease) in accounts payable and accrued expenses	(11,500)	(15,000)
Net cash provided by (used in) operating activities	(20,239)	(68,034)

Cash flows from investing activities:
Net cash (used in) provided by investing activities		-

Cash flows from financing activities:
Proceeds from issuance of convertible notes payable	27,500	-
Net cash provided by financing activities	27,500	-

Net increase (decrease) in cash	7,261	(68,034)

Cash at beginning of period	4,124	263,115

Cash at end of period	$11,385	$195,081

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

NESTBUILDER.COM CORP.

CONDENSED NOTES TO THE FINANCIAL STATEMENTS

FEBRUARY 28, 2021

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

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (all of which are of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three months ended February 28, 2021 are not indicative of the results that may be expected for the year ending November 30, 2021 or for any other future period. These unaudited financial statements and the unaudited condensed notes thereto should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Form 10-K for the year ended November 30, 2020, filed with the Securities and Exchange Commission (the “SEC”) on February 1, 2021.

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

Cash and Cash Equivalents

The Company considers all unrestricted demand deposits, money market funds and highly liquid debt instruments with an original maturity of less than 90 days to be cash and cash equivalents. There were no cash equivalents as of February 28, 2021 and November 30, 2020.

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

Impairment of Long-Lived Assets

In accordance with Accounting Standards Codification 360-10, “Property, Plant, and Equipment”, the Company periodically reviews its long- lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not impair any long-lived assets as of February 28, 2021 and November 30, 2020.

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

Advertising Expense

Advertising costs are charged to expense as incurred and are included in marketing and promotions expense in the accompanying financial statements. Advertising expense for the three months ended February 28, 2021 and February 29, 2020 were $79 and $5,584, respectively.

Share-Based Compensation

The Company computes share based payments in accordance with Accounting Standards Codification 718-10 “Compensation” (ASC 718-10). ASC 718-10 establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services at fair value, focusing primarily on accounting for transactions in which an entity obtains employees services in share-based payment transactions. It also addresses transactions in which an entity incurs liabilities in exchange for goods and services that are based on the fair value of an entity’s equity instruments or that may be settled by the issuance of those equity instruments. In March 2005, the SEC issued SAB No. 107, Share-Based Payment (“SAB 107”) which provides guidance regarding the interaction of ASC 718-10 and certain SEC rules and regulations. The Company has applied the provisions of SAB 107 in its adoption of ASC 718-10. The Company accounts for non-employee share-based awards in accordance with ASU ASU 2018-7, Equity Based Payments to Non-Employees. The Company estimates the fair value of stock options by using the Black-Scholes option pricing model.

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

The Company recognizes expenses for tax penalties and interest assessed by the Internal Revenue Service and other taxing authorities upon receiving valid notice of assessments. The Company has received no such notices as of February 28, 2021.

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

	February 28, 2021	November 30, 2020
Shares on issuance of warrants as share-based compensation	1,330,000	1,192,500
Shares on convertible promissory notes	400,242	-
	1,730,242	1,192,500

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

At February 28, 2021, the Company had a working capital deficit of $102,195 and accumulated deficit of $598,248. It is management’s opinion that these facts raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the date of this filing, without additional debt or equity financing. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts nor to the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Note 4: Property and Equipment

At February 28, 2021 and November 30, 2020 Company’s property and equipment are as follows:

	Estimated Life (in years)	February 28, 2021	November 30, 2020

Office equipment	3	$82,719	$82,719
Less: accumulated depreciation		(82,719)	(82,719)

		$-	$-

The Company’s fixed assets are fully depreciated.

NOTE 5: ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The Company’s accounts payable and accrued expenses are as follows:

	February 28, 2021	November 30, 2020
Trade payables and accruals	$98,500	$110,000

Total accounts payable and accrued expenses	$98,500	$110,000

NOTE 6: RELATED PARTY TRANSACTIONS

Convertible Promissory Notes

Mr. Aliksanyan, a board member of the Company, was issued a convertible promissory note in the amount of $2,500. Mr. Grbelja and Mr. McLeod, both officers and board members were issued a convertible promissory note for $2,500 and $5,000, respectively. All notes were issued in December 2020.

NOTE 7: STOCKHOLDERS’ DEFICIT

The total number of shares of all classes of stock that the Company shall have the authority to issue is 275,000,000 shares consisting of: 250,000,000 shares of common stock with a $0.0001 par value per shares; and 25,000,000 shares of preferred stock, par value $0.0001 per share. On May 31, 2019, we filed a certificate of designation with the Secretary of State of the State of Nevada to create a new class of preferred stock designated as the Series A Convertible Preferred Stock. The holders of Series A Convertible Preferred Stock are entitled to receive dividends in an amount equal to any dividends or other Distribution on the Common Stock. The holders of Series A Convertible Preferred Stock are entitled to be paid out of the Available Funds and Assets, in preference to any payment or distribution of any Available Funds and Assets on any shares of Common Stock or subsequent preferred stock, an amount per share equal to the Original Issue Price of the Series A Convertible Preferred Stock plus all declared but unpaid dividends on the Series A Convertible Preferred Stock. Each share of Series A Convertible Preferred Stock is convertible, at the option of the holder thereof, at any time after the issuance of such share, into one (1) share of Common Stock. As of February 28, 2021, there were 1,673,237 shares of common stock issued and outstanding and zero shares of Series A Convertible Preferred Stock issued and outstanding.

Common stock warrants

On August 20, 2019, the Company issued 1,192,500 common stock warrants to its officers, contracted employees and professionals that vested immediately. Each warrant is convertible into 1 share of common stock and vests immediately upon issuance with an exercise price of $0.20. The warrants expire on August 20, 2024.

During the three months ended February 28, 2021 the Company issued 137,500 warrants pursuant to the stock purchase agreement and issuance of convertible notes in the amount of $27,500. The warrants have an exercise price of $0.10 per share and the warrants vest immediately and expire on December 31, 2022. The grant date fair value was zero.

A summary of the Company’s outstanding common stock warrants as of February 28, 2021 is as follows:

		Weighted
		Average
		Exercise	Intrinsic
	Warrants	Price	Value
Outstanding, November 30, 2020	1,192,500	$0.20	$0.00
Warrants granted and issued	137,500	$0.10	$0.00
Warrants exercised	-	$-	$0.00
Warrants exchanged	-	$-	$0.00
Outstanding, February 28, 2021	1,330,000	$0.19	$0.00

Common stock issuable upon exercise of warrants	1,330,000	$0.19	$0.00

The following table summarizes information about common stock warrants outstanding at February 28, 2021:

Warrants Outstanding			Warrants Exercisable
Number Outstanding at	Weighted Average	Weighted Average	Number Exercisable at	Weighted Average
February 28, 2021	Remaining Life	Exercise Price	February 28, 2021	Exercise Price
137,500	1.84 Years	$0.10	137,500	$0.10
1,192,500	3.48 Years	0.20	1,192,500	0.20
1,330,000	2.62 Years	$0.19	1,330,000	$0.19

The Company estimates the fair value of each award on the date of grant using a Cox Ross Rubinstein binomial option valuation model that uses the following assumptions for warrants earned during the three months ended February 28, 2021.

Expected volatility	100%
Expected dividends	0%
Expected term (in years)	2 – 3 years
Risk-free rate	0.14% to 0.30%

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

NOTE 9: CONVERTIBLE PROMISSORY NOTES PAYABLE

From December 10, 2020 through January 27, 2021, we entered into a Securities Purchase Agreement, by and among us and the purchasers named thereunder, pursuant to which we issued to each of seven investors a Senior Convertible Promissory Note in the principle amount of up to $10,000 (each, a “Note” and collectively, the “ Notes”) and a Common Stock Purchase Warrant to purchase up to 50,000 shares of our common stock at an exercise price of $0.10 per share (each, a “Warrant”, and collectively, the “Warrants”). The investors included Alex Aliksanyan, a Director, Thomas M. Grbelja, our Treasurer, Secretary and a Director and William McLeod, our Chief Executive Officer and Director.

Senior Convertible Promissory Notes

The Notes bear interest at the rate of 10.0% per annum and mature on July 31, 2022. We may agree with the noteholders from time to time to accept loan advances under the Notes up to the principal amount of the Notes. As of the date of this filing, the investors have made aggregate loan advances under the Notes of $27,500. The Company has accrued $517 in interest through February 28, 2021,included in the convertible promissory notes payable on the balance sheet. If all of the Notes were converted, the Company would be required to issue 400,242 shares of common stock to the noteholders.

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

NOTE 10: PAYCHECK PROTECTION PROGRAM/SBA LOAN

On May 6, 2020, the company obtained a $13,080 loan from TD Bank pursuant to the Paycheck Protection Program (“PPP”) under the “CARES Act”. In addition, the company also obtained $2,000 from the SBA in the form of the Economic Injury Disaster Loan program (EIDL advance). Total borrowed in connection with the two agreements totaled $15,080. The PPP loan is unsecured with a 2-year term, matures on May 6, 2022, and bears interest at a rate of 1.00% per annum, payable monthly commencing on September 6, 2021, following an initial deferral period as specified under the PPP. The PPP Note may be prepaid at any time prior to maturity with no prepayment penalties. Proceeds from the Loan will be available to the Company to fund designated expenses, including certain payroll costs, rent, utilities and other permitted expenses, in accordance with the PPP. Under the terms of the PPP, up to the entire amount of principal and accrued interest may be forgiven to the extent Loan proceeds are used for qualifying expenses as described in the CARES Act and applicable implementing guidance issued by the U.S. Small Business Administration under the PPP (including that at least 60% of such Loan funds are used for payroll). The Company intends to use the entire Loan amount for designated qualifying expenses and to apply for forgiveness of the respective Loan in accordance with the terms of the PPP. No assurance can be given that the Company will obtain forgiveness of the Loan in whole or in part. With respect to any portion of the Loan that is not forgiven, the Loan will be subject to customary provisions for a loan of this type, including customary events of default relating to, among other things, payment defaults, breaches of the provisions of the PPP Loan and cross defaults.

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

Results of Operations for the Three Months Ended February 28, 2021 and February 29, 2020

Revenues

Total revenue for the three months ended February 28, 2021 amounted to $15,978 as compared to $18,003 for the three months ended February 29, 2020, a decrease of $2,025 or 11%. The decrease is primarily a result of declining legacy virtual tour business, due primarily to the loss of our top two franchise accounts, who took their video production business in house. We envision these trends continuing for the foreseeable future and see significant risks to the future of our legacy business.

Cost of Revenue

Cost of revenues totaled $4,313 for the three months ended February 28, 2021, compared to $36,038 for the three months ended February 29, 2020, representing a decrease of $31,715, or 88%. Cost of revenues consists primarily of engineering and server costs incurred in connection with maintenance of our online networks.

Operating Expenses

Our operating expenses, which include salaries and benefits, marketing and promotion and general and administrative expenses, decreased 41% to $20,921, for the three months ended February 28, 2021, compared to $35,483 for the three months ended February 29, 2020. Marketing and promotion expenses decreased $5,505 and amounted to $80 for the three months ended February 28, 2021 compared $5,585 for the three months ended February 29, 2020. We had no payroll related expenses during the quarter ended February 28, 2021 as the officers agreed to not take salaries during the period to conserve costs. Payroll related costs amounted to $16,375 for the quarter ended February 29, 2020.

General and administrative expenses amounted to $20,842 and $13,524 for the three months ended February 28, 2021 and February 29, 2020, respectively. A breakdown of general and administrative expenses is as follows:

	Three Months Ended
	February 28,	February 29,	Increase/
Expense	2021	2020	(Decrease)
Professional Fees	$18,581	$10,100	$8,481
Insurance	-	840	(840)
Other	2,261	2,584	(323)
Total	$20,842	$13,524	$7,318

Net Income/Loss

We had net loss of $9,256 for the three months ended February 28, 2021, compared to net loss of $53,519 for the three months ended February 29, 2020, a decrease of $44,563.

Liquidity and Capital Resources; Anticipated Financing Needs

On February 28, 2021, we had $11,385 cash on-hand, an increase of $7,261 from the beginning of the year balance of $4,124.

Net cash used in operating activities was $20,239 for the three months ended February 28, 2021, a decrease of $47,795 from $68,034 of cash used in operations during the three months ended February 29, 2020. This decrease was primarily due a smaller operating loss during the current fiscal quarter.

Net cash provided by investing activities was $-0- for the three months ended February 28, 2021. Net cash used in investing activities was $-0- for the three months ended February 29, 2020.

Net cash provided by financing activities was $27,500 for the three months ended February 28, 2021 from the issuance of convertible promissory notes payable. There were no financing activities during the quarter ended February 29, 2020.

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

Income Taxes.

The Company accounts for income taxes using an asset and liability approach to financial accounting and reporting for income taxes. Accordingly, deferred tax assets and liabilities arise from the difference between the tax basis of an asset or liability and its reported amount in the financial statements. Deferred tax amounts are determined using the tax rates expected to be in effect when the taxes will actually be paid or refunds received, as provided under currently enacted tax law. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense or benefit is the tax payable or refundable, respectively, for the period plus or minus the change in deferred tax assets and liabilities during the period. The Company has recorded a full valuation allowance for its net deferred tax assets as of February 28, 2021 and November 30, 2020 because realization of those assets is not reasonably assured.

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

The Company believes its income tax filing positions and deductions will be sustained upon examination and, accordingly, no reserves, or related accruals for interest and penalties has been recorded at February 28, 2021 and February 29, 2020.

Share-Based Compensation

The Company accounts for stock incentive plans by measurement and recognition of compensation expense for all stock-based awards based on estimated fair values, net of estimated forfeitures. Share-based compensation expense includes compensation cost for restricted stock awards and stock options. The Company uses the Black-Scholes option-pricing model to determine the fair value of options granted as of the grant date. There was no share- based compensation for the quarters ended February 28, 2021 and February 29, 2020.

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

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Disclosure controls and procedures include, without limitation, controls and other procedures that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of February 28, 2021.

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

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our financial statements may not be prevented or detected on a timely basis. In light of this material weakness, we performed additional analyses and procedures in order to conclude that our unaudited financial statements for the quarter ended February 28, 2021, included in this Quarterly Report on Form 10-Q were fairly stated in accordance with GAAP. Accordingly, management believes that despite our material weaknesses, our unaudited financial statements for the quarter ended February 28, 2021 are fairly stated, in all material respects, in accordance with GAAP.

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

From December 10, 2020 through January 27, 2021, we entered into a Securities Purchase Agreement, by and among us and the purchasers named thereunder, pursuant to which we issued to each of seven investors a Senior Convertible Promissory Note in the principal amount of up to $10,000 (each, a “Note”, and collectively, the “Notes”) and a Common Stock Purchase Warrant to purchase up to 50,000 shares of our common stock at an exercise price of $0.10 per share (each, a “Warrant”, and collectively, the “Warrants”). The issuances of the Notes and Warrants were exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, and the holders were all either accredited or sophisticated investors familiar with our operations.

ITEM 3	Defaults Upon Senior Securities

There is no information required to be disclosed by this Item.

ITEM 4	Mine Safety Disclosures

There is no information required to be disclosed by this Item.

ITEM 5	Other Information

There is no information required to be disclosed by this Item.

ITEM 6	Exhibits

Exhibit No.	Exhibit Description

2.1 (1)	Contribution and Spin-Off Agreement, dated as of October 27, 2017, by and among RealBiz Media Group, Inc., Anshu Bhatnagar, for purposes of Section 2.3 only, NestBuilder.com Corp., and Alex Aliksanyan

2.2 (2)	Memorandum of Understanding dated December 29, 2016, by and between Anshu Bhatnagar and Alex Aliksanyan

2.3 (2)	Amended and Restated Agreement dated January 2, 2017, by and among RealBiz Media Group, Inc., Anshu Bhatnagar and Alex Aliksanyan

2.4 (2)	First Amendment to Contribution and Spin-Off Agreement dated as of January 29, 2018, by and between RealBiz Media Group, Inc., Anshu Bhatnagar, NestBuilder.com Corp., and Alex Aliksanyan

3.1 (1)	Articles of Incorporation of NestBuilder.com Corp.

3.2 (1)	Bylaws of NestBuilder.com Corp.

3.3 (4)	Certificate of Designation of the Series A Convertible Preferred Stock

99.1 (3)	Preliminary Information Statement of NestBuilder.com Corp., subject to completion, dated April 12, 2018

10.1 (5)	Form of Securities Purchase Agreement

10.2 (5)	Form of Senior Convertible Promissory Note

10.3 (5)	Form of Common Stock Purchase Warrant

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from our registration statement on Form 10, filed with the Commission on December 22, 2017.

(2)	Incorporated by reference from Amendment No. 1 to our registration statement on Form 10/A, filed with the Commission on February 20, 2018.

(3)	Incorporated by reference from Amendment No. 5 to our registration statement on Form 10/A, filed with the Commission on July 23, 2018.

(4)	Incorporated by reference from our Current Report on Form 8-K, filed with the Commission on June 3, 2019.

(5)	Incorporated by reference from our current report on Form 8-K, filed with the Commission on December 14, 2020.

* Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Nestbuilder.com Corp.

Dated: April 12, 2021	By:	/s/ William Mcleod
	Name:	William Mcleod
	Title:	Chief Executive Officer

