Form 10-Q
period 2021-05-31
Nestbuilder.com Corp.
filed 2021-06-24
CIK 1725516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2021.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of June 24, 2021, there were 1,673,237 shares of common stock, par value $0.0001, issued and outstanding.

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

Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties, and assumptions. Our future results and shareholder values may differ materially from those expressed in these forward-looking statements. Readers are cautioned not to put undue reliance on any forward-looking statements.

1	Financial Statements

NESTBUILDER.COM CORP.

Balance Sheets

	May 31, 2021	November 30, 2020
	UNAUDITED
Assets
Current Assets
Cash	$23,565	$4,124
Total current assets	23,565	4,124

Total assets	$23,565	$4,124

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable and accrued expenses	$98,503	$110,000
Convertible promissory notes payable	28,719	-
Loan Payable- PPP 2 Disbursement	13,077	-
SBA loan	2,000	15,080
Total current liabilities	142,299	125,080

Total Liabilities	142,299	125,080

Commitments and Contingencies (Note 8)

Stockholders’ Deficit
Preferred stock, $0.0001 par value 25,000,000 shares authorized; zero shares issued and outstanding at May 31, 2021 and November 30, 2020	-	-
Common stock, $0.0001 par value; 250,000,000 shares authorized; 1,673,237 shares issued and outstanding at May 31, 2021 and at November 30, 2020	167	167
Treasury stock, at cost	(120,000)	(120,000)
Additional paid-in-capital	587,869	587,869
Accumulated deficit	(586,770)	(588,992)
Total Stockholders’ Deficit	(118,734)	(120,956)

Total Liabilities and Stockholders’ Deficit	$23,565	$4,124

The accompanying condensed notes are an integral part of these unaudited financial statements.

NESTBUILDER.COM CORP.

Statements of Operations

(Unaudited)

	For the three months ended May 31,		For the six months ended May 31,
	2021	2020	2021	2020
Revenues
Real estate media revenue	$15,115	$20,592	31,093	38,595

Cost of revenues	4,406	2,882	8,884	33,820

Gross profit	10,709	17,710	22,209	4,775

Operating expenses
Salaries and benefits	14,568	22,563	14,568	38,938
Marketing and promotions expense	241	72	319	11,756
General and administrative	(2,875)	11,831	18,180	24,356
Total operating expenses	11,934	34,466	33,067	75,050

Operating (loss)	(1,225)	(16,756)	(10,858)	(70,275)

Other income (expense)
Gain of forgiveness of PPP #1	13,080	-	13,080	-
Gain on settlement of notes payable	-	10,438	-	10,438
Total other income (expense)	13,080	10,438	13,080	10,438

Net income (loss)	11,855	(6,318)	2,222	(59,837)

Weighted number of shares – Basic	1,673,237	1,673,237	1,673,237	1,673,237
Weighed number of shares - Diluted	3,403,479	1,673,237	3,413,508	1,673,237

Basic net income (loss) per share	0.007	$(0.00)	0.001	(0.00)

Fully Diluted net income(loss)per share	$0.003	(0.00)	0.0006	(0.00)

The accompanying condensed notes are an integral part of these unaudited financial statements.

NESTBUILDER.COM CORP.

Statement of Changes in Stockholders’ Deficit

	Common Stock		Preferred Stock		Additional		Total
	Shares	Par Value	Shares	Par Value	Paid-In Capital	Accumulated Deficit	Stockholders’ Equity
Balance, November 30, 2019	1,673,237	$167	640,000	$64	$587,805	$(519,375)	$68,661

Net loss						(53,519)	(53,519)

Balance, February 29, 2020	1,673,237	$167	640,000	$64	$587,805	$(572,894)	$15,142

Net Loss						(6,318)	(6,318)

Balance, May 31, 2020	1,673,237	$167	640,000	$64	$587,805	$(579,212)	$8,825

	Common Stock		Treasury Stock	Additional		Total
	Shares	Par Value	Par Value (Cost)	Paid-In Capital	Accumulated Deficit	Stockholders’ Deficit
Balance, November 30, 2020	1,673,237	$167	$(120,000)	$587,869	$(588,992)	$(120,956)

Net loss					(9,633)	(9,633)

Balance, February 28, 2021	1,673,237	$167	$(120,000)	$587,869	$(598,625)	$(130,589)

Net Income					11,855	11,855

Balance, May 31, 2021	1,673,237	$167	(120,000)	587,869	$(586,770)	$(118,734)

The accompanying condensed notes are an integral part of these unaudited financial statements.

NESTBUILDER.COM CORP.

Statements of Cash Flows

(Unaudited)

	For the six months ended May 31,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$2,222	$(59,837)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

Gain on settlement of convertible notes	-	(10,438)
Gain on forgiveness of Paycheck Protection Loan	(13,080)	-
Changes in operating assets and liabilities:
Increase in accrued interest	1,219	485
Increase (decrease) in accounts payable and accrued expenses	(11,500)	(14,500)
Net cash provided by (used in) operating activities	(21,139)	(84,290)

Cash flows from investing activities:
Net cash (used in) provided by investing activities	-	-

Cash flows from financing activities:
Repayment of convertible notes	-	(67,500)
Proceeds from PPP 2	13,077	-
Proceeds from Paycheck Protection SBA Loan	-	13,080
Proceeds from issuance of convertible notes payable	27,500	-
Net cash (used in) provided by financing activities	40,577	(54,420)

Net increase (decrease) in cash	19,438	(138,710)

Cash at beginning of period	4,124	263,115

Cash at end of period	$23,565	$124,405

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying condensed notes are an integral part of these unaudited financial statements.

NESTBUILDER.COM CORP.

CONDENSED NOTES TO THE FINANCIAL STATEMENTS

May 31, 2021

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

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (all of which are of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three months ended May 31, 2021 are not indicative of the results that may be expected for the year ending November 30, 2021 or for any other future period. These unaudited financial statements and the unaudited condensed notes thereto should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Form 10-K for the year ended November 30, 2020, filed with the Securities and Exchange Commission (the “SEC”) on February 1, 2021.

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

Cash and Cash Equivalents

The Company considers all unrestricted demand deposits, money market funds and highly liquid debt instruments with an original maturity of less than 90 days to be cash and cash equivalents. There were no cash equivalents as of May 31, 2021 and November 30, 2020.

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

Impairment of Long-Lived Assets

In accordance with Accounting Standards Codification 360-10, “Property, Plant, and Equipment”, the Company periodically reviews its long- lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not impair any long-lived assets as of May 31, 2021 and November 30, 2020.

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

Advertising Expense

Advertising costs are charged to expense as incurred and are included in marketing and promotions expense in the accompanying financial statements. Advertising expense for the six months ended May 31, 2021 and 2020 were $319 and $11,756 respectively.

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

The Company recognizes expenses for tax penalties and interest assessed by the Internal Revenue Service and other taxing authorities upon receiving valid notice of assessments. The Company has received no such notices as of May 31, 2021.

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

	3 Months	6 Months
	May 31, 2021	May 31, 2021
Shares on issuance of warrants as share-based compensation	1,330,000	1,330,000
Shares on convertible promissory notes	400,242	410,271
	1,730,242	1,740,271

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

At May 31, 2021, the Company had a working capital deficit of $118,731 and accumulated deficit of $586,737. It is management’s opinion that these facts raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the date of this filing, without additional debt or equity financing. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts nor to the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Note 4: Property and Equipment

At May 31, 2021 and November 30, 2020 Company’s property and equipment are as follows:

	Estimated Life (in years)	May 31, 2021	November 30, 2020

Office equipment	3	$82,719	$82,719
Less: accumulated depreciation		(82,719)	(82,719)

		$-	$-

The Company’s fixed assets are fully depreciated.

NOTE 5: ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The Company’s accounts payable and accrued expenses are as follows:

	May 31, 2021	November 30, 2020
Trade payables and accruals	$98,500	$110,000

Total accounts payable and accrued expenses	$98,500	$110,000

NOTE 6: RELATED PARTY TRANSACTIONS

Convertible Promissory Notes

Mr. Aliksanyan, a board member of the Company, was issued a convertible promissory note in the amount of $2,500. Mr. Grbelja and Mr. McLeod, both officers and board members were issued a convertible promissory note for $2,500 and $5,000, respectively. All notes were issued in December 2020 ( see Note 9).

NOTE 7: STOCKHOLDERS’ DEFICIT

The total number of shares of all classes of stock that the Company shall have the authority to issue is 275,000,000 shares consisting of: 250,000,000 shares of common stock with a $0.0001 par value per shares; and 25,000,000 shares of preferred stock, par value $0.0001 per share. On May 31, 2019, we filed a certificate of designation with the Secretary of State of the State of Nevada to create a new class of preferred stock designated as the Series A Convertible Preferred Stock. The holders of Series A Convertible Preferred Stock are entitled to receive dividends in an amount equal to any dividends or other Distribution on the Common Stock. The holders of Series A Convertible Preferred Stock are entitled to be paid out of the Available Funds and Assets, in preference to any payment or distribution of any Available Funds and Assets on any shares of Common Stock or subsequent preferred stock, an amount per share equal to the Original Issue Price of the Series A Convertible Preferred Stock plus all declared but unpaid dividends on the Series A Convertible Preferred Stock. Each share of Series A Convertible Preferred Stock is convertible, at the option of the holder thereof, at any time after the issuance of such share, into one (1) share of Common Stock. As of May 31, 2021, there were 1,673,237 shares of common stock issued and outstanding and zero shares of Series A Convertible Preferred Stock issued and outstanding.

Common stock warrants

On August 20, 2019, the Company issued 1,192,500 common stock warrants to its officers, contracted employees and professionals that vested immediately. Each warrant is convertible into 1 share of common stock and vests immediately upon issuance with an exercise price of $0.20. The warrants expire on August 20, 2024.

During the six months ended May 31, 2021 the Company issued 137,500 warrants pursuant to the stock purchase agreement and issuance of convertible notes in the amount of $27,500. The warrants have an exercise price of $0.10 per share and the warrants vest immediately and expire on December 31, 2022. The grant date fair value was zero.

A summary of the Company’s outstanding common stock warrants as of May 31, 2021 is as follows:

		Weighted
		Average
		Exercise	Intrinsic
	Warrants	Price	Value
Outstanding, November 30, 2020	1,192,500	$0.20	$0.00
Warrants granted and issued	137,500	$0.10	$0.00
Warrants exercised	-	$-	$0.00
Warrants exchanged	-	$-	$0.00
Outstanding, May 31, 2021	1,330,000	$0.19	$0.00

Common stock issuable upon exercise of warrants	1,330,000	$0.19	$0.00

The following table summarizes information about common stock warrants outstanding at May 31, 2021:

Warrants Outstanding			Warrants Exercisable
Number Outstanding at	Weighted Average	Weighted Average	Number Exercisable at	Weighted Average
May 31, 2021	Remaining Life	Exercise Price	May 31, 2021	Exercise Price
137,500	1.84 Years	$0.10	137,500	$0.10
1,192,500	3.48 Years	0.20	1,192,500	0.20
1,330,000	2.62 Years	$0.19	1,330,000	$0.19

The Company estimates the fair value of each award on the date of grant using a Cox Ross Rubinstein binomial option valuation model that uses the following assumptions for warrants earned during the six months ended May 31, 2021.

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

The Notes bear interest at the rate of 10.0% per annum and mature on July 31, 2022. We may agree with the noteholders from time to time to accept loan advances under the Notes up to the principal amount of the Notes. As of the date of this filing, the investors have made aggregate loan advances under the Notes of $27,500. The Company has accrued $1,219 in interest through May 31, 2021, included in the convertible promissory notes payable on the balance sheet. If all of the Notes were converted, the Company would be required to issue 410,271 shares of common stock to the noteholders.

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

NOTE 10: PAYCHECK PROTECTION PROGRAM/SBA LOAN

On May 6, 2020, the Company obtained a $13,080 loan from TD Bank pursuant to the Paycheck Protection Program (“PPP”) under the “CARES Act”. In addition, the Company also obtained $2,000 from the SBA in the form of the Economic Injury Disaster Loan program (EIDL advance). Total borrowed in connection with the two agreements was $15,080.

In March 2021, the Company obtained an additional PPP loan in the amount of $13,077 since we satisfied the requirements established by the SBA to obtain an additional loan.

The Company applied for and received forgiveness from the SBA on May 24, 2021 on the first loan in the amount of $13,080. The Company recorded the gain on forgiveness as a component of other income. Pertaining to forgiveness of PPP#2, we have already satisfied all the requirements to forgiveness of this loan. We will apply for and expect to obtain loan forgiveness before the end of this current fiscal year.

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

Results of Operations for the Three Months Ended May 31, 2021 and May 31, 2020

Revenues

Total revenue for the three ended May 31, 2021 amounted to $15,115 as compared to $20,592 for the three months ended May 31, 2020, a decrease of $5,477 or 27%. The decrease is primarily a result of declining legacy virtual tour business, due primarily to the loss of our top two franchise accounts, who took their video production business in house. We envision these trends continuing for the foreseeable future and see significant risks to the future of our legacy business.

Cost of Revenue

Cost of revenues totaled $4,406 for the three months ended May 31, 2021, compared to $2,882 for the same periods ended May 31, 2020, representing an increase of $1,524 or 35%. Cost of revenues consists primarily of engineering and server costs incurred in connection with maintenance of our online networks.

Operating Expenses

Our operating expenses, which include salaries and benefits, marketing and promotion and general and administrative expenses, decreased 65% to $11,934 for the three months ended May 31, 2021, compared to $34,466 for the three months ended May 31, 2020. Marketing and promotion expenses increased $169 and amounted to $241 for the three months ended May 31, 2021. . Payroll related costs totaled $14,568 for the three months ended May 31, 2021 compared to $22,563 during the same three month period last year for a decrease of $7,995 or 35.5%

General and administrative expenses amounted to ($2,875) and 11,831 for the three months ended May 31, 2021 and May 31, 2020, respectively. A breakdown of general and administrative expenses is as follows: Note that the credit to professional fees during the quarter ended May 31, 2021 was a result of a fee that was incurred during the quarter ended February 28, 2021 that was returned to us during the current period.

	Three months Ended
	May 31, May 31,
Expense	2021	2020	Increase/(Decrease)
Professional Fees	$(4,448)	$10,569	$(15,017)
Insurance	-	684	(684)
Dues and Subscriptions	574	313	216
Other	999	265	734
Total	$(2,875)	$11,831	$(14,706)

Other Income (Expenses)

Our other income, net, increased by $2,642 for the three months ended May 31, 2021, versus the prior year. A summary of other income (expense) is as follows:

	Three Months Ended
	May 31,
	2021	2020	Increase/(Decrease)
Gain on settlement of convertible notes payable	$-	$10,438	$($10,438)
Gain of forgiveness of PPP #1	$13,080	$-	$13,080
Total	$13,080	$10,438	$2,642

Net Income/Loss

We had net income of $11,855 for the three months ended May 31, 2021, compared to net loss of $6,318 for the three months ended May 31, 2020, an increase of $18,173 due to the changes described above.

Discussion of Results for Six Month Period Ended May 31, 2021 and 2020

Revenues

Total revenue for the six months ended May 31, 2021 was $31,093 compared to $38,595 for the six months ended May 31, 2020, a decrease of $7,502 or 19%. The decrease is primarily a result of declining legacy virtual tour business. Our legacy “on demand” video business has been declining on average 35% per year over the past two years. This trend is driven by our once unique technology being commoditized and offered as a “free” tool by many real estate web site producers.

Cost of Revenue

Cost of revenues totaled $8,884 for the six months ended May 31, 2021, compared to $33,820 for the six months ended May 31, 2020, representing a decrease of $24,936 or 74%. Cost of revenues consists primarily of engineering and server costs incurred in connection with maintenance of our online networks. The decline this year is primarily related to reduced engineering costs to maintain the website also a decline in revenue volume.

Operating Expenses

Our operating expenses, which include salaries and benefits, selling and promotion, amortization and depreciation and general and administrative expenses, decreased 44% to $33,067, for the six months ended May 31, 2021, compared to $75,050 for the six months ended May 31, 2020, a decrease of $41,983. The overall decrease in operating expenses was substantially due to a decrease in selling and promotional expenses of $11,437, lower salaries and benefits of $24,370 and lower general and administrative costs of $6,176. A breakdown of general and administrative expenses is as follows:

	Six Months Ended
	May 31,
Expense	2021	2020	Increase/(Decrease)
Professional Fees and legal fees	$14,133	$20,669	$(6,536)
Dues & subscriptions	1,653	1,334	319
Insurance	-	1,152	(1,152)
Other	2,394	1,201	1,193
Total	$18,180	$24,356	$(6,176)

Other Income (Expenses)

Our other income, net, increased by $2,642 for the six months ended May 31, 2021 versus the prior year. A summary of other income is as follows:

	Six Months Ended
	May 31,
	2021	2020	Increase/(Decrease)
Gain on settlements of convertible notes payable	$-	$10,438	($10,438)
Gain of forgiveness of PPP #1	$13,080	$-	$13,080
Total	$13,080	$10,438	$2,642

Net Income/Loss

We had a net income of $2,222 for the six months ended May 31, 2021, compared to a net loss of $59,837 for the six months period ended May 31, 2020, an increase of $62,059 due to the changes described above.

Liquidity and Capital Resources; Anticipated Financing Needs

On May 31, 2021, we had $23,565 cash on-hand, an increase of $19,438 from the beginning of the year balance of $4,124.

Net cash used in operating activities was $21,139 for the six months ended May 31, 2021, a decrease of $63,151 from $84,290 of cash used in operations during the six months ended May 31, 2020. This decrease was primarily due a smaller operating loss during the current fiscal quarter.

Net cash provided by investing activities was $-0- for the six months ended May 31, 2021. Net cash used in investing activities was $-0- for the six months ended May 31, 2020.

Net cash provided by financing activities was $40,577 for the six months ended May 31, 2021, from the issuance of convertible promissory notes payable and the receipt of funds from the Paycheck Protection Program Phase 2. Net cash used by financing activities was 54,420 for the six months ended May 31, 2020.

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

Income Taxes.

The Company accounts for income taxes using an asset and liability approach to financial accounting and reporting for income taxes. Accordingly, deferred tax assets and liabilities arise from the difference between the tax basis of an asset or liability and its reported amount in the financial statements. Deferred tax amounts are determined using the tax rates expected to be in effect when the taxes will actually be paid or refunds received, as provided under currently enacted tax law. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense or benefit is the tax payable or refundable, respectively, for the period plus or minus the change in deferred tax assets and liabilities during the period. The Company has recorded a full valuation allowance for its net deferred tax assets as of May 31, 2021 and November 30, 2020 because realization of those assets is not reasonably assured.

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

The Company believes its income tax filing positions and deductions will be sustained upon examination and, accordingly, no reserves, or related accruals for interest and penalties has been recorded at May 31, 2021 and 2020.

Share-Based Compensation

The Company accounts for stock incentive plans by measurement and recognition of compensation expense for all stock-based awards based on estimated fair values, net of estimated forfeitures. Share-based compensation expense includes compensation cost for restricted stock awards and stock options. The Company uses the Black-Scholes option-pricing model to determine the fair value of options granted as of the grant date. There was no share- based compensation for the three and six months ended May 31, 2021 and 2020.

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

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Disclosure controls and procedures include, without limitation, controls and other procedures that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of May 31, 2021.

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

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our financial statements may not be prevented or detected on a timely basis. In light of this material weakness, we performed additional analyses and procedures in order to conclude that our unaudited financial statements for the three and six months ended May 31, 2021, included in this Quarterly Report on Form 10-Q were fairly stated in accordance with GAAP. Accordingly, management believes that despite our material weaknesses, our unaudited financial statements for the three and six months ended May 31, 2021 are fairly stated, in all material respects, in accordance with GAAP.

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

Nestbuilder.com Corp.

Dated: June 24, 2021	By:	/s/ William Mcleod
	Name:	William Mcleod
	Title:	Chief Executive Officer

