Form 10-Q
period 2021-08-31
Nestbuilder.com Corp.
filed 2021-10-06
CIK 1725516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2021.

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐ Yes ☐ No

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of October 6, 2021, there were 1,673,237 shares of common stock, par value $0.0001, issued and outstanding.

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

1	Financial Statements

NESTBUILDER.COM CORP.

Balance Sheets

	August 31, 2021	November 30, 2020
	UNAUDITED
Assets
Current Assets
Cash	$26,212	$4,124
Total current assets	26,212	4,124

Total assets	$26,212	$4,124

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable and accrued expenses	$98,503	$110,000
Convertible promissory notes payable	45,742	-
Loan Payable- Paycheck Protection Program 2	13,077	-
SBA loan	2,000	15,080
Total current liabilities	159,322	125,080

Total Liabilities	159,322	125,080

Commitments and Contingencies (Note 8)

Stockholders’ Deficit
Preferred stock, $0.0001 par value 25,000,000 shares authorized; zero shares issued and outstanding at August 31, 2021 and November 30, 2020	-	-
Common stock, $0.0001 par value; 250,000,000 shares authorized; 1,673,237 shares issued and outstanding at August 31, 2021 and at November 30, 2020	167	167
Treasury stock, at cost	(120,000)	(120,000)
Additional paid-in-capital	587,869	587,869
Accumulated deficit	(601,146)	(588,992)
Total Stockholders’ Deficit	(133,110)	(120,956)

Total Liabilities and Stockholders’ Deficit	$26,212	$4,124

The accompanying condensed notes are an integral part of these unaudited financial statements.

NESTBUILDER.COM CORP.

Statements of Operations

(Unaudited)

	For the three months ended August 31,		For the nine months ended August 31,
	2021	2020	2021	2020
Revenues
Real estate media revenue	$16,675	$21,452	47,768	60,047

Cost of revenues	4,144	3,706	13,028	32,319

Gross profit	12,531	17,746	34,740	27,728

Operating expenses
Salaries and benefits	-	3,329	14,568	42,266
Marketing and promotions expense	98	180	418	17,143
General and administrative	26,809	6,416	44,988	30,772
Total operating expenses	26,907	9,925	59,974	90,181

Operating (loss)	(14,376)	7,821	(25,234)	(62,453)

Other income (expense)
Gain of settlement of promissory notes	-	-	-	10,438
Gain on Forgiveness of PPP #1	-	-	13,080	-
SBA Grant	-	2,000	-	2,000
Total other income (expense)	-	2,000	13,080	12,438

Net income (loss)	(14,376)	9,821	(12,154)	(50,015)

Weighted number of shares – Basic	1,673,237	3,507,737	1,673,237	1,673,237
Weighed number of shares - Diluted	1,673,237	1,673,237	1,673,237	1,673,237

Basic net income (loss) per share	$(0.01)	$0.01	$(0.01)	$(0.00)

Fully Diluted net income(loss)per share	$(0.01)	$0.00	$(0.01)	$(0.00)

The accompanying condensed notes are an integral part of these unaudited financial statements.

NESTBUILDER.COM CORP.

Statement of Changes in Stockholders’ Deficit

	Common Stock		Preferred Stock		Additional		Total
	Shares	Par Value	Shares	Par Value	Paid-In Capital	Accumulated Deficit	Stockholders’ Equity
Balance, November 30, 2019	1,673,237	$167	640,000	$64	$587,805	$(519,375)	$68,661

Net loss						(53,519)	(53,519)

Balance, February 29, 2020	1,673,237	$167	640,000	$64	$587,805	$(572,894)	$15,142

Net Loss						(6,318)	(6,318)

Balance, May 31, 2020	1,673,237	$167	640,000	$64	$587,805	$(579,212)	$8,825

Net Income						9,821	9,821

Balance August 31, 2020	1,673,237	$167	640,00	$64	$587,805	$(569,390)	$18,647

	Common Stock		Treasury Stock	Additional		Total
	Shares	Par Value	Par Value (Cost)	Paid-In Capital	Accumulated Deficit	Stockholders’ Equity
Balance, November 30, 2020	1,673,237	$167	$(120,000)	$587,869	$(588,992)	$(120,956)

Net loss					(9,633)	(9,633)

Balance, February 28, 2021	1,673,237	$167	$(120,000)	$587,869	$(598,625)	$(130,589)

Net Income					11,855	11,855

Balance, May 31, 2021	1,673,237	$167	$(120,000)	$587,869	$(586,770)	$(118,734)

Net Loss					(14,376)	(14,376)

Balance, August 31, 2021	1,673,237	$167	$(120,000)	$587,869	$(601,146)	$(133,110)

The accompanying condensed notes are an integral part of these unaudited financial statements.

NESTBUILDER.COM CORP.

Statements of Cash Flows

(Unaudited)

	For the nine months ended August 31,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$(12,154)	$(50,015)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

Gain on settlement of convertible notes	-	(10,438)
Accrued interest on convertible note	2,242	485
Gain on forgiveness of Paycheck Protection SBA Loan 1	(13,080)	-
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable and accrued expenses	(11,497)	(14,500)
Net cash provided by (used in) operating activities	(34,489)	(74,468)

Cash flows from investing activities:
Net cash (used in) provided by investing activities	-	-

Cash flows from financing activities:
Repayment of convertible notes	-	(67,500)
Proceeds from ‘Paycheck Protection SBA Loan 2	13,077	-
Proceeds from ‘Paycheck Protection SBA Loan 1	-	13,080
Proceeds from issuance of convertible notes payable	43,500	-
Net cash (used in) provided by financing activities	56,577	(54,420)

Net increase (decrease) in cash	22,085	(128,888)

Cash at beginning of period	4,124	263,115

Cash at end of period	$26,212	$134,227

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying condensed notes are an integral part of these unaudited financial statements.

NESTBUILDER.COM CORP.

CONDENSED NOTES TO THE FINANCIAL STATEMENTS

August 31, 2021

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

We are engaged in the business of providing digital media and marketing services for the real estate industry. We currently generate revenue from service fees (video creation and production and website hosting ReachFactor). At the core of our programs is our proprietary video creation technology which allows for an automated conversion of data (text, video slices and pictures of home listings) to a video with voice over and music. We provide video search, storage and marketing capabilities on multiple platform dynamics for web and mobile. Once a home, personal or community video is created using our proprietary technology, it can be published to social media, email or distributed to multiple real estate websites. In addition, we own and operate the web site LoseTheAgent.com, which is a site dedicated to peer-to-peer real estate transactions between home sellers and buyers - the so called For Sale By Owner segment. We currently have approximately 100,000 home listings across all 50 states. LoseTheAgent.com website traffic increased 77% in users and 138% in page views over the 12 months ending August 31, 2021 compared to the same period ending August 31, 2020. After adjusting for the discontinuance of advertising and marketing expenditures in February 2020, LoseTheAgent.com website traffic jumped 149% in users and 137% in page views over the 6 months ending August 31, 2021 compared to the same period ending August 31, 2020 (periods during which we spent $0 on LoseTheAgent.com advertising and marketing). We monetize the website by charging fees for both listing a home for sale and picking up possible buyers’ messages of interest. We also plan on generating additional revenues by monetizing seller/buyer information with targeted, interested parties. The web site is fully functional and is being marketed via various online platforms.

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

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (all of which are of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three months ended August 31, 2021 are not indicative of the results that may be expected for the year ending November 30, 2021 or for any other future period. These unaudited financial statements and the unaudited condensed notes thereto should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Form 10-K for the year ended November 30, 2020, filed with the Securities and Exchange Commission (the “SEC”) on February 1, 2021.

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

Cash and Cash Equivalents

The Company considers all unrestricted demand deposits, money market funds and highly liquid debt instruments with an original maturity of less than 90 days to be cash and cash equivalents. There were no cash equivalents as of August 31, 2021 and November 30, 2020.

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

Impairment of Long-Lived Assets

In accordance with Accounting Standards Codification 360-10, “Property, Plant, and Equipment”, the Company periodically reviews its long- lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not impair any long-lived assets as of August 31, 2021 and November 30, 2020.

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

Revenue Recognition

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). This standard provides a single model for revenue arising from contracts with customers and supersedes current revenue recognition guidance. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Nestbuilder adopted the standard effective December 1, 2018, retrospectively.

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

Advertising Expense

Advertising costs are charged to expense as incurred and are included in marketing and promotions expense in the accompanying financial statements. Advertising expense for the three months ended August 31, 2021 and 2020 were $98 and $180 respectively. Advertising expense for the nine months ended August 31, 2021 and 2020 were $418 and $17,143 respectively.

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

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, Accounting for Income Taxes, as clarified by ASC 740-10, Accounting for Uncertainty in Income Taxes. Under this method, deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities and net operating loss and tax credit carry forwards given the provisions of enacted tax laws. Deferred income tax provisions and benefits are based on changes to the assets or liabilities from year to year. In providing for deferred taxes, the Company considers tax regulations of the jurisdictions in which the Company operates, estimates of future taxable income, and available tax planning strategies. If tax regulations, operating results or the ability to implement tax-planning strategies vary, adjustments to the carrying value of deferred tax assets and liabilities may be required. Valuation allowances are recorded related to deferred tax assets based on the “more likely than not” criteria of ASC 740.

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

The Company recognizes expenses for tax penalties and interest assessed by the Internal Revenue Service and other taxing authorities upon receiving valid notice of assessments. The Company has received no such notices as of August 31, 2021.

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

	August 31, 2021	November 30, 2020
Shares on issuance of warrants as share-based compensation	1,330,000	1,192,500
Shares on convertible promissory notes	653,457	-
	1,983,457	1,192,500

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

At August 31, 2021, the Company had a working capital deficit of $133,110 and accumulated deficit of $601,146. It is management’s opinion that these facts raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the date of this filing, without additional debt or equity financing. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts nor to the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Note 4: PROPERTY AND EQUIPMENT

At August 31, 2021 and November 30, 2020 Company’s property and equipment are as follows:

	Estimated Life (in years)	August 31, 2021	November 30, 2020

Office equipment	3	$82,719	$82,719
Less: accumulated depreciation		(82,719)	(82,719)

		$-	$-

The Company’s fixed assets are fully depreciated.

NOTE 5: ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The Company’s accounts payable and accrued expenses are as follows:

	August 31, 2021	November 30, 2020
Trade payables and accruals	$98,503	$110,000

Total accounts payable and accrued expenses	$98,503	$110,000

NOTE 6: RELATED PARTY TRANSACTIONS

Convertible Promissory Notes

During the current fiscal year Mr. Aliksanyan, a board member of the Company, was issued a convertible promissory note in the amount of $2,500. Mr. Grbelja and Mr. McLeod, both officers and board members were issued a convertible promissory note for $5,000 and $10,000, respectively. (See Note 9).

NOTE 7: STOCKHOLDERS’ DEFICIT

The total number of shares of all classes of stock that the Company shall have the authority to issue is 275,000,000 shares consisting of: 250,000,000 shares of common stock with a $0.0001 par value per shares; and 25,000,000 shares of preferred stock, par value $0.0001 per share. On May 31, 2019, we filed a certificate of designation with the Secretary of State of the State of Nevada to create a new class of preferred stock designated as the Series A Convertible Preferred Stock. The holders of Series A Convertible Preferred Stock are entitled to receive dividends in an amount equal to any dividends or other Distribution on the Common Stock. The holders of Series A Convertible Preferred Stock are entitled to be paid out of the Available Funds and Assets, in preference to any payment or distribution of any Available Funds and Assets on any shares of Common Stock or subsequent preferred stock, an amount per share equal to the Original Issue Price of the Series A Convertible Preferred Stock plus all declared but unpaid dividends on the Series A Convertible Preferred Stock. Each share of Series A Convertible Preferred Stock is convertible, at the option of the holder thereof, at any time after the issuance of such share, into one (1) share of Common Stock. As of August 31, 2021, there were 1,673,237 shares of common stock issued and outstanding and zero shares of Series A Convertible Preferred Stock issued and outstanding.

Common stock warrants

On August 20, 2019, the Company issued 1,192,500 common stock warrants to its officers, contracted employees and professionals that vested immediately. Each warrant is convertible into 1 share of common stock and vests immediately upon issuance with an exercise price of $0.20. The warrants expire on August 20, 2024.

During December 2020 the Company issued 137,500 warrants pursuant to the stock purchase agreement and issuance of convertible notes in the amount of $27,500.

In June 2021, the Company issued an additional 80,000 warrants pursuant to the stock purchase agreement and issuance of convertible notes in the amount of $16,000. The warrants have an exercise price of $0.10 per share and the warrants vest immediately and expire on December 31, 2022.

The grant date fair value was zero.

A summary of the Company’s outstanding common stock warrants as of August 31, 2021 is as follows:

		Weighted
		Average
		Exercise	Intrinsic
	Warrants	Price	Value
Outstanding, November 30, 2020	1,192,500	$0.20	$0.00
Warrants granted and issued	217,500	$0.10	$0.00
Warrants exercised	-	$-	$0.00
Warrants exchanged	-	$-	$0.00
Outstanding, August 31, 2021	1,410,000	$0.186	$0.00

Common stock issuable upon exercise of warrants	1,410,000	$0.186	$0.00

The following table summarizes information about common stock warrants outstanding on August 31, 2021:

Warrants Outstanding			Warrants Exercisable
Number Outstanding at	Weighted Average	Weighted Average	Number Exercisable at	Weighted Average
August 31, 2021	Remaining Life	Exercise Price	August 31, 2021	Exercise Price
137,500	1.33 Years	$0.10	137,500	$0.10
80,000	1.33 Years	0.10	80,000	0.10
1,192,500	2.97 Years	0.20	1,192,500	0.20
1,410,000	1.88 Years	$0.186	1,410,000	$0.186

The Company estimates the fair value of each award on the date of grant using a Cox Ross Rubinstein binomial option valuation model that uses the following assumptions for warrants earned during the six months ended August 31, 2021.

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

The Notes bear interest at the rate of 10.0% per annum and mature on July 31, 2022. We may agree with the noteholders from time to time to accept loan advances under the Notes up to the principal amount of the Notes. As of the date of this filing, the investors have made aggregate loan advances under the Notes of $43,500, which includes an additional $16,000 that was advanced under the existing agreement on or about June 20, 2021. The Company has accrued $2,242 in interest through August 31, 2021, included in the convertible promissory notes payable on the balance sheet. If all of the Notes were converted, the Company would be required to issue 653,457 shares of common stock to the noteholders.

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

In March 2021, the Company obtained an additional Paycheck Protection Program (2) loan in the amount of $13,077 from the SBA since we satisfied the requirements established by the SBA to obtain an additional loan.

The Company applied for and received forgiveness from the SBA on May 24, 2021, on the first loan Paycheck Protection Program Loan in the amount of $13,080. The Company recorded the gain on forgiveness of this loan as a component of other income. Pertaining to forgiveness of PPP#2, we have already satisfied all the requirements to obtain forgiveness of this loan. We will apply for and expect to obtain loan forgiveness before the end of this current fiscal year.

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

Overview

We are engaged in the business of providing digital media and marketing services for the real estate industry. We currently generate revenue from service fees (video creation and production and website hosting ReachFactor). At the core of our programs is our proprietary video creation technology which allows for an automated conversion of data (text, video slices and pictures of home listings) to a video with voice over and music. We provide video search, storage and marketing capabilities on multiple platform dynamics for web and mobile. Once a home, personal or community video is created using our proprietary technology, it can be published to social media, email or distributed to multiple real estate websites. In addition, we own and operate the web site LoseTheAgent.com, which is a site dedicated to peer-to-peer real estate transactions between home sellers and buyers - the so called For Sale By Owner segment. We currently have approximately 100,000 home listings across all 50 states. LoseTheAgent.com website traffic increased 77% in users and 138% in page views over the 12 months ending August 31, 2021 compared to the same period ending August 31, 2020. After adjusting for the discontinuance of advertising and marketing expenditures in February 2020, LoseTheAgent.com website traffic jumped 149% in users and 137% in page views over the 6 months ending August 31, 2021 compared to the same period ending August 31, 2020 (periods during which we spent $0 on LoseTheAgent.com advertising and marketing). We monetize the website by charging fees for both listing a home for sale and picking up possible buyers’ messages of interest. We also plan on generating additional revenues by monetizing seller/buyer information with targeted, interested parties. The web site is functional and is being marketed via various online platforms.

Results of Operations for the Three Months Ended August 31, 2021, and August 31, 2020

Revenues

Total revenue for the three ended August 31, 2021 amounted to $16,675 as compared to $21,452 for the three months ended August 31, 2020, a decrease of $4,777 or 22%. The decrease is primarily a result of declining legacy virtual tour business, due primarily to the loss of our top two franchise accounts, who took their video production business in house. We envision these trends continuing for the foreseeable future and see significant risks to the future of our legacy business.

Cost of Revenue

Cost of revenues totaled $4,144 for the three months ended August 31, 2021, compared to $3,706 for the same periods ended August 31, 2020, representing an increase of $438 or 11%. Cost of revenues consists primarily of engineering and server costs incurred in connection with maintenance of our online networks.

Operating Expenses

Our operating expenses, which include salaries and benefits, marketing and promotion and general and administrative expenses, increased 271% to $26,907 for the three months ended August 31, 2021, compared to $9,925 for the three months ended August 31, 2020. Marketing and promotion expenses decreased $82 and amounted to $98 for the three months ended August 31, 2021. Payroll related costs totaled $0 for the three months ended August 31, 2021 compared to $3,329 during the same three month period last year for a decrease of $3,329 or 100%.

General and administrative expenses amounted to $26,809 and $6,416 for the three months ended August 31, 2021 and August 31, 2020, respectively. A breakdown of general and administrative expenses is as follows:

	Three months Ended
	August 31, August 31,
Expense	2021	2020	Increase/(Decrease)
Professional Fees	$24,580	$4,705	$19,875
Interest	1,023	-	1,023
Dues and Subscriptions	798	811	(13)
Other	408	900	(492)
Total	$26,809	$6,416	$20,393

Other Income (Expenses)

Our other income, net, decreased by $2,000 for the three months ended August 31, 2021, versus the prior year. A summary of other income (expense) is as follows:

	Three Months Ended
	August 31,
	2021	2020	Increase/(Decrease)
SBA Grant	$-	$2,000	$(2,000)
Total	$-	$2,000	$(2,000)

Net Income/Loss

We had net loss of $14,376 for the three months ended August 31, 2021, compared to net income of $9,821 for the three months ended August 31, 2020, a decrease of $24,197 due to the changes described above.

Discussion of Results for Nine Month Period Ended August 31, 2021 and 2020

Revenues

Total revenue for the nine months ended August 31, 2021 was $47,768 compared to $60,047 for the nine months ended August 31, 2020, a decrease of $12,279 or 20%. The decrease is primarily a result of declining legacy virtual tour business. Our legacy “on demand” video business has been declining on average 35% per year over the past two years. This trend is driven by our once unique technology being commoditized and offered as a “free” tool by many real estate web site producers.

Cost of Revenue

Cost of revenues totaled $13,028 for the nine months ended August 31, 2021, compared to $32,319 for the nine months ended August 31, 2020, representing a decrease of $19,191 or 60%. Cost of revenues consists primarily of engineering and server costs incurred in connection with maintenance of our online networks. The decline this year is primarily related to reduced engineering costs to maintain the website also a decline in revenue volume.

Operating Expenses

Our operating expenses, which include salaries and benefits, selling and promotion, amortization and depreciation and general and administrative expenses, decreased 34% to $59,974, for the nine months ended August 31, 2021, compared to $90,181 for the nine months ended August 31, 2020, a decrease of $30,207. The overall decrease in operating expenses was substantially due to a decrease in selling and promotional expenses of $16,725, lower salaries and benefits of $27,698 and higher general and administrative costs of $14,216. A breakdown of general and administrative expenses is as follows:

	Nine Months Ended
	August 31,
Expense	2021	2020	Increase/(Decrease)
Professional Fees and legal fees	$38,713	$25,375	$13,338
Dues & subscriptions	2,451	2,145	306
Interest	2,242	484	1,758
Other	1,582	2,768	(1,186)
Total	$44,988	$30,772	$14,216

Other Income (Expenses)

Our other income, net, increased by $642 for the nine months ended August 31, 2021 versus the prior year. A summary of other income is as follows:

	Nine Months Ended
	August 31,
	2021	2020	Increase/(Decrease)
Gain on settlements of convertible notes payable	$-	$10,438	($10,438)
SBA Loan	-	2,000	(2,000)
Gain of forgiveness of PPP #1	$13,080	$-	$13,080
Total	$13,080	$12,438	$642

Net Income/Loss

We had a net loss of $12,154 for the nine months ended August 31, 2021, compared to a net loss of $50,015 for the nine months period ended August 31, 2020, an increase of $37,861 due to the changes described above.

Liquidity and Capital Resources; Anticipated Financing Needs

On August 31, 2021, we had $26,212 cash on-hand, an increase of $22,085 from the beginning of the year balance of $4,124.

Net cash used in operating activities was $34,489 for the nine months ended August 31, 2021, a decrease of $39,979 from $74,468 of cash used in operations during the nine months ended August 31, 2020. This decrease was primarily due a smaller operating loss during the current fiscal quarter.

Net cash provided by investing activities was $-0- for the nine months ended August 31, 2021. Net cash used in investing activities was $-0- for the nine months ended August 31, 2020.

Net cash provided by financing activities was $56,577 for the nine months ended August 31, 2021, from the issuance of convertible promissory notes payable and the receipt of funds from the Paycheck Protection Program Phase 2. Net cash used by financing activities was $54,420 for the nine months ended August 31, 2020.

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

Income Taxes.

The Company accounts for income taxes using an asset and liability approach to financial accounting and reporting for income taxes. Accordingly, deferred tax assets and liabilities arise from the difference between the tax basis of an asset or liability and its reported amount in the financial statements. Deferred tax amounts are determined using the tax rates expected to be in effect when the taxes will actually be paid or refunds received, as provided under currently enacted tax law. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense or benefit is the tax payable or refundable, respectively, for the period plus or minus the change in deferred tax assets and liabilities during the period. The Company has recorded a full valuation allowance for its net deferred tax assets as of August 31, 2021 and November 30, 2020 because realization of those assets is not reasonably assured.

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

The Company believes its income tax filing positions and deductions will be sustained upon examination and, accordingly, no reserves, or related accruals for interest and penalties has been recorded at August 31, 2021 and 2020.

Share-Based Compensation

The Company accounts for stock incentive plans by measurement and recognition of compensation expense for all stock-based awards based on estimated fair values, net of estimated forfeitures. Share-based compensation expense includes compensation cost for restricted stock awards and stock options. The Company uses the Black-Scholes option-pricing model to determine the fair value of options granted as of the grant date. There was no share- based compensation for the three and nine months ended August 31, 2021 and 2020.

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

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Disclosure controls and procedures include, without limitation, controls and other procedures that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of August 31, 2021.

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

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our financial statements may not be prevented or detected on a timely basis. In light of this material weakness, we performed additional analyses and procedures in order to conclude that our unaudited financial statements for the three and nine months ended August 31, 2021, included in this Quarterly Report on Form 10-Q were fairly stated in accordance with GAAP. Accordingly, management believes that despite our material weaknesses, our unaudited financial statements for the three and nine months ended August 31, 2021 are fairly stated, in all material respects, in accordance with GAAP.

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

Nestbuilder.com Corp.

Dated: October 6, 2021	By:	/s/ William Mcleod
	Name:	William Mcleod
	Title:	Chief Executive Officer

