Form 10-K
period 2021-11-30
Nestbuilder.com Corp.
filed 2021-12-30
CIK 1725516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Common Stock, par value $0.0001

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. ☐ Yes ☒ No

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

As of May 31, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates was $3,747,114, based on the last sale price for such stock on May 3, 2019.

As of December 30, 2021, there were 1,673,237 shares of common stock, par value $0.0001, issued and outstanding.

Documents Incorporated by Reference

None.

NESTBUILDER.COM CORP.

FORM 10-K ANNUAL REPORT

FOR THE FISCAL YEAR ENDED NOVEMBER 30, 2021

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

The Company

We are engaged in the business of providing digital media and marketing services for the real estate industry. We currently generate revenue from service fees (video creation and production and referral fees from our LoseTheAgent.com website). At the core of our programs is our proprietary video creation technology which allows for an automated conversion of data (text, video slices and pictures of home listings) to a video with voice over and music. We provide video search, storage and marketing capabilities on multiple platform dynamics for web and mobile. Once a home, personal or community video is created using our proprietary technology, it can be published to social media, email or distributed to multiple real estate websites.

In addition, we own and operate the web site LoseTheAgent.com, which is a site dedicated to peer-to-peer real estate transactions between home sellers and buyers - the so called For Sale By Owner segment. We currently have approximately 100,000 home listings across all 50 states. LoseTheAgent.com website traffic increased 105% in users and 114% in page views over the 11 months ending November 30, 2021, compared to the same period ending November 30, 2020. After adjusting for the discontinuance of advertising and marketing expenditures in February 2020, LoseTheAgent.com website traffic almost tripled in users and more than doubled in page views (176% in users and 147% in page views) over the 9 months ending November 30, 2021, compared to the same period ending November 30, 2020 (periods during which we spent $0 on LoseTheAgent.com advertising and marketing). We monetize the website by charging fees for both listing a home for sale and picking up possible buyers’ messages of interest. We also plan on generating additional revenues by monetizing seller/buyer data with targeted, interested parties. The web site is fully functional and is being marketed via various online platforms.

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

LoseTheAgent.com: We own and operate the web site LoseTheAgent.com, which is a site dedicated to peer-to-peer real estate transactions between home sellers and buyers - the so called For Sale By Owner (FSBO) segment. We currently have approximately 100,000 home listings across all 50 states. We monetize the website by charging fees for both listing a home for sale and picking up possible buyers’ messages of interest. We also plan on generating additional revenues by monetizing seller/buyer data with targeted, interested parties. The web site is functional and is being marketed via various online platforms.

Growth Strategy

Key Elements of our growth strategy during fiscal 2021 include:

Focus on growing the number of home listings on LoseTheAgent.com. While we have experienced growth in the number of listings of FSBO homes, we plan to continue to seek interested home buyers via targeted Internet and social media platforms. In addition, we believe a public relations campaign could boost awareness of our brand and increase listings volume.

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

Background and Industry Trends

According to the National Association of Realtors (NAR) data, for sale by owner (FSBO) transactions represented over 7% of all home sales in the United States in 2021. While NAR considers private sales between people familiar to each other, such as family members, as FSBO home sales, we believe this percentage is still impressive. In the Year 2022, trends are expected to expand the FSBO segment as technology replaces the search/find capabilities of the MLS and property owners seeking to save on commissions take on additional roles typically carried out by real estate agents.

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

We foresee direct and continuous pushback in 2022 by the enterprises against the Zillow group, in trying to neutralize their marketing power and take ownership back of their listings. As publicly owned companies the Zillow group can only grow revenues by increasing advertising rates to the agent community which strikes deep into agent discontent with the enterprises and the resulting demand in action. This competitive model is unique to the real estate industry and clearly will not follow the path of the aforementioned financial portals.

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

LoseTheAgent saw growth in traffic, audience and revue in 2021. While the real estate market was reeling from COVID, we experienced growth. For the 9 months ending November 2021, page views and users were up more than double (+114% for page views and + 105% for users) and revenues were up more than 40%. Interestingly, according to NAR only 4% of FSBO sellers utilized videos of their homes in the sale process. This represents an opportunity for us as video is a key element of the virtual search/tour paradigm. We hope to expand marketing efforts to reach the thousands of listing owners on the web site, encouraging them to utilize our proprietary video technology for a minimal fee.

Market and Competition

The FSBO segment represents 7% of home sale transactions according to NAR 2020 projections; however, the segment remains nascent. We believe the advent of Internet based technology has made much of the practical functionality reserved to real estate professionals irrelevant. Even so, there doesn’t appear to be a market leader focusing solely on the FSBO segment, likely because of challenges related to monetization of FSBO market opportunities. While Zillow has expanded the category dramatically by introducing a listing process for interested FSBO sellers, this runs against the revenue interest of Zillow and may potentially adversely impact agents that are the mainstay of Zillow revenues. Other players such as forsalebyowner.com and fsbo.com have been around for decades but have not had the financing to fuel market expansion and growth. As a result, we believe the existing competition in the FSBO market does not preclude us from achieving success in this market. We believe the key is to develop a formula for monetization so that the few web sites in the FSBO segment can fuel the category expansion the market is demanding.

The National Association of Realtors has approximately 1.2 million members, of which we estimate roughly half are active and associated with at least one real estate brokerage firm.

Presently, Zillow is the largest independent real estate market site, as measured by homes in its database and unique visitors to its website. In 2015, Zillow completed its acquisition of Trulia making it the single most powerful name in the real estate web marketplace. A full 29% of web property searches were conducted on the joint platforms in 2015. As part of the industry consolidation, NewsCorp acquired the 3rd largest real estate portal, Realtor.com. This acquisition has fueled the growth in Realtor.com both via relevance and traffic making it now the second most popular real estate directory site, after Zillow. Additionally, there are a variety of other websites which have meaningful market share and listing information. We believe a battle for the consumer mindset is now underway as the real estate enterprises enter into a competitive setting against Zillow/Trulia/Realtor/Homes. We also believe we can benefit from the acrimony as we have positioned ourselves as the friends of the enterprises and offer products and capabilities that will enhance the position of the enterprises by leveraging our technology.

Customers

We have experienced substantial customer losses in our legacy RealBiz 360 video businesses due to our proprietary Virtual Tour technology being overtaken by open-source coding and clients taking the service in house and offering as an added benefit to agents, free of charge. As a result, for the year ended November 30, 2021, our legacy business revenue was down 24%.

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

Impact of COVID

The pandemic introduced wide disparity and unpredictable fluctuations in the US real estate market. Residents seeking to escape the confines of large and crowded cities drove down real prices in urban areas, introducing countervailing unnatural pricing spikes in certain more rural destinations. These forces combined to make accurate forward real estate pricing almost impossible. In the FSBO segment the necessity to introduce strangers to view homes became a disease transmission risk for many older home owners. Activity in urban areas flattened as owners refused to sell into a depressed market, in popular rural areas however the exact opposite happened as owners were offered prices hereto unimaginable. This negatively impacted the FSBO segment. We anticipate robust growth in home sales, particularly in urban areas, as COVID comes under control.

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

Employees

The Company currently has no full-time employees.

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

We do not yet have a significant operating history which would provide you with meaningful information about our past or future operations. The Company has not yet achieved positive cash flow on a monthly basis during any fiscal year including the current fiscal year ending November 30, 2021, and there is significant risk to the survival of the enterprise.

There is substantial doubt about our ability to continue as a going concern.

We have had net operating losses for the years ended November 30, 2021, and 2020. Since the financial statements were prepared assuming that we would continue as a going concern, these conditions coupled with our current liquidity position raise substantial doubt about our ability to continue as a going concern. Furthermore, since we are pursuing new products and services, this diminishes our ability to accurately forecast our revenues and expenses. We expect that our ability to continue as a going concern depends, in large part, on our ability to generate sufficient revenues, limit our expenses without sacrificing customer service, and obtain necessary financing. If we are unable to raise additional capital, we may be forced to discontinue our business.

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

Although our common stock is not listed on any national securities exchange, for purposes of independence we use the definition of independence applied by NASDAQ. Currently, we have no independent audit committee. Our full Board of Directors functions as our audit committee and is currently comprised of three directors, none of whom are considered to be “independent” in accordance with the requirements set forth in NASDAQ Listing Rule 5605(a)(2). An independent audit committee plays a crucial role in the corporate governance process, assessing a company’s processes relating to our risks and control environment, overseeing financial reporting, and evaluating internal and independent audit processes. The lack of an independent audit committee may prevent the Board of Directors from being independent from management in its judgments and decisions and its ability to pursue the responsibilities of an audit committee without undue influence. We may have difficulty attracting and retaining directors with the requisite qualifications. If we are unable to attract and retain qualified, independent directors, the management of our business could be compromised.

Our Board of Directors acts as our compensation committee, which presents the risk that compensation and benefits paid to those executive officers who are board members and other officers may not be commensurate with our financial performance.

A compensation committee consisting of independent directors is a safeguard against self-dealing by company executives. Our Board of Directors acts as the compensation committee and determines the compensation and benefits of our executive officers, administers our employee stock and benefit plans, and reviews policies relating to the compensation and benefits of our employees. Our lack of an independent compensation committee presents the risk that our executive officers on the board may have influence over their personal compensation and benefits levels that may not be commensurate with our financial performance.

Limitations on director and officer liability and indemnification of our Company’s officers and directors by us may discourage stockholders from bringing a lawsuit against an officer or director.

Our Company’s certificate of incorporation and bylaws provide, with certain exceptions as required by governing state law, that a director or officer shall not be personally liable to us or our stockholders for breach of fiduciary duty as a director or officer, except for acts or omissions which involve intentional misconduct, fraud or knowing violation of law, or unlawful payments of dividends. These provisions may discourage stockholders from bringing a lawsuit against a director or officer for breach of fiduciary duty and may reduce the likelihood of derivative litigation by stockholders on the Company’s behalf against a director or officer.

We are responsible for the indemnification of our officers and directors.

Should our officers and/or directors require us to contribute to their defense in an action brought against them in their capacity as such, we may be required to spend significant amounts of our capital. Our articles of incorporation and bylaws also provide for the indemnification of our directors, officers, employees, and agents, under certain circumstances, against attorney’s fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on behalf of us. This indemnification policy could result in substantial expenditures, which we may be unable to recoup. If these expenditures are significant or involve issues which result in significant liability for our key personnel, we may be unable to continue operating as a going concern.

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

Our Ability to Use Our Net Operating Loss Carryforwards and Certain Other Tax Attributes May Be Limited.

As of November 30, 2021, we had federal net operating loss carryforwards of approximately $365,221. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income or income tax liability may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by certain “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. If we experience one or more ownership changes in the future as a result of future transactions in our stock, our ability to utilize net operating loss carryforwards could be limited. Furthermore, our ability to utilize net operating loss carryforwards of any companies that we have acquired or may acquire in the future may be limited. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards, other pre-change tax attributes, or net operating loss carryforwards of any acquired companies to offset our federal taxable income or reduce our federal income tax liability may be subject to limitation.

Certain of our officers may have a conflict of interest.

Certain of our officers are currently working for us on a part-time basis. These officers also work at other jobs and have discretion to decide what time they devote to our activities, which may result in a lack of availability when needed due to responsibilities at other jobs.

Risks Relating to Our Common Stock

There is currently a limited public trading market for our common stock and one may never develop.

There currently is a limited public trading market for our securities, and it is not assured that any such public market will develop in the foreseeable future. Moreover, there can be no assurance that even if our common stock is approved for listing on an exchange or is quoted in the over-the-counter market in the future, that an active trading market will develop or be sustained. Therefore, we cannot predict the prices at which our common stock will trade in the future, if at all. As a result, our investors may have limited or no ability to liquidate their investments.

Trading in our common stock is conducted on the OTC Pink under the symbol “NBLD”, as we currently do not meet the initial listing criteria for any registered securities exchange. The OTC Pink and OTC Markets are less recognized markets than the registered securities exchanges and is often characterized by low trading volume and significant price fluctuations. These and other factors may further impair our stockholders’ ability to sell their shares when they want to and/or could depress our stock price. As a result, stockholders could find it difficult to dispose of, or obtain accurate quotations of the price of our securities because smaller quantities of shares could be bought and sold, transactions could be delayed and security analyst and news coverage of our Company may be limited. If a public market for our common stock does develop, these factors could result in lower prices and larger spreads in the bid and ask prices for our shares of common stock.

Our stock price has fluctuated in the past, has recently been volatile and may be volatile in the future, and as a result, investors in our common stock could incur substantial losses.

Our stock price has fluctuated in the past, has recently been volatile and may be volatile in the future. By way of example, on November 26, 2021, the reported low sale price of our common stock was $0.03, and the reported high sale price was $0.37, with no discernable announcements or developments by us or third parties. We may incur rapid and substantial decreases in our stock price in the foreseeable future that are unrelated to our operating performance or prospects. In addition, the recent outbreak of the novel strain of coronavirus (COVID-19) has caused broad stock market and industry fluctuations. The stock market has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may experience losses on their investment in our common stock. The market price for our common stock may be influenced by many factors, including the following:

● investor reaction to our business strategy;

● the success of competitive products or technologies;

● regulatory or legal developments in the United States and other countries, especially changes in laws or regulations applicable to our products;

● variations in our financial results or those of companies that are perceived to be similar to us;

● our ability or inability to raise additional capital and the terms on which we raise it;

● declines in the market prices of stocks generally;

● our public disclosure of the terms of any financing which we consummate in the future;

● our failure to become profitable;

● our failure to raise working capital;

● announcements by us or our competitors of significant contracts, new services, acquisitions, commercial relationships, joint ventures or capital commitments;

● cancellation of key contracts;

● our failure to meet financial forecasts we publicly disclose;

● trading volume of our common stock;

● sales of our common stock by us or our stockholders;

● general economic, industry and market conditions; and

● other events or factors, including those resulting from such events, or the prospect of such events, including war, terrorism and other international conflicts, public health issues including health epidemics or pandemics, such as the recent outbreak of the novel coronavirus (COVID-19), and natural disasters such as fire, hurricanes, earthquakes, tornados or other adverse weather and climate conditions, whether occurring in the United States or elsewhere, could disrupt our operations, disrupt the operations of our suppliers or result in political or economic instability

These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. Since the stock price of our common stock has fluctuated in the past, has been recently volatile and may be volatile in the future, investors in our common stock could incur substantial losses. In the past, following periods of volatility in the market, securities class-action litigation has often been instituted against companies. Such litigation, if instituted against us, could result in substantial costs and diversion of management’s attention and resources, which could materially and adversely affect our business, financial condition, results of operations and growth prospects. There can be no guarantee that our stock price will remain at current prices or that future sales of our common stock will not be at prices lower than those sold to investors.

Because our common stock may be a “penny stock,” it may be more difficult for investors to sell shares of our common stock, and the market price of our common stock may be adversely affected.

Our common stock is deemed to be a “penny stock” if, among other things, the stock price is below $5.00 per share, it is not listed on a national securities exchange, or it has not met certain net tangible asset or average revenue requirements. Broker-dealers who sell penny stocks must provide purchasers of these stocks with a standardized risk-disclosure document prepared by the SEC. This risk-disclosure document provides information about penny stocks and the nature and level of risks involved in investing in the penny-stock market. A broker must also give a purchaser, orally or in writing, bid and offer quotations and information regarding broker and salesperson compensation, make a written determination that the penny stock is a suitable investment for the purchaser and obtain the purchaser’s written agreement to the purchase. Broker-dealers must also provide customers that hold penny stock in their accounts with such broker-dealer a monthly statement containing price and market information relating to the penny stock. If a penny stock is sold to an investor in violation of the penny stock rules, the investor may be able to cancel its purchase and get their money back.

If applicable, the penny stock rules may make it difficult for stockholders to sell their shares of our common stock. Because of the rules and restrictions applicable to a penny stock, there is less trading in penny stocks and the market price of our common stock may be adversely affected. Also, many brokers choose not to participate in penny stock transactions. Accordingly, stockholders may not always be able to resell their shares of our common stock publicly at times and prices that they feel are appropriate.

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

Compliance with the reporting requirements of federal securities laws can be expensive.

We are a public reporting company in the United States, and accordingly, subject to the information and reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and other federal securities laws, and the compliance obligations of the Sarbanes-Oxley Act of 2002. The costs of preparing and filing annual and quarterly reports and other information with the SEC and furnishing audited reports to stockholders are substantial. If we do not provide current information about our company to market makers, they will not be able to trade our stock. Failure to comply with the applicable securities laws could result in private or governmental legal action against us or our officers and directors, which could have a detrimental impact on our business and financials, the value of our stock, and the ability of stockholders to resell their stock.

Our shareholders’ ownership may be substantially diluted in the future.

In the future, we may issue additional authorized but previously unissued equity securities, resulting in the dilution of ownership interests of our present stockholders. We expect to need to issue a substantial number of shares of common stock or other securities convertible into or exercisable for common stock in connection with hiring or retaining employees, future acquisitions, raising additional capital in the future to fund our operations, and other business purposes. Additional shares of common stock issued by us in the future, including shares issued upon exercise of the warrants and the outstanding notes, will dilute an investor’s investment in the Company.

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

Our board of directors has historically had significant control over us and we have yet to establish committees comprised of independent directors.

We only have three directors. Because of such limited number of directors, each of our board members has significant control over all corporate issues. In addition, all three of our directors serve as executive officers. We have not established board committees comprised of independent members, and we do not have an audit or compensation committee comprised of independent directors. Our three directors perform these functions, despite not all being independent directors. Thus, there is potential conflict in that our directors are also engaged in management and participate in decisions concerning management compensation and audit issues that may affect management performance.

We do not expect to pay dividends on our common stock in the foreseeable future.

We have not paid cash dividends on our common stock to date and we do not expect to pay dividends on our common stock for the foreseeable future, and we may never pay dividends. Consequently, the only opportunity for investors to achieve a return on their investment may be if an active trading market develops, and investors are able to sell their shares for a profit or if our business is sold at a price that enables investors to recognize a profit, neither of which we can guarantee will ever take place. Our payment of any future dividends will be at the discretion of our Board of Directors after taking into account various factors, including but not limited to our financial condition, operating results, cash needs, and growth plans.

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

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

On November 16, 2021, the Financial Industry Regulatory Authority authorized a broker dealer to initiate a priced quotation of our common stock on the OTC Pink of the OTC Markets Group, Inc. under the symbol “NBLD”. Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. Our common stock only trades on a limited or sporadic basis and should not be deemed to constitute an established public trading market.

Holders

As of December 30, 2021, there are 1,673,237 shares of our common stock issued and outstanding and held by approximately 220 shareholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

Securities Authorized for Issuance under Equity Compensation Plans

On August 20, 2019, we issued Common Stock Purchase Warrants to six individuals for the purchase of up to an aggregate of 1,192,500 shares of our Common Stock. Alex Aliksanyan, our former Chief Executive Officer and a Director, was issued warrants to purchase up to 420,000 shares of our Common Stock. Thomas Grbelja, our Treasurer, Secretary and a Director, was issued warrants to purchase up to 230,000 shares of our Common Stock. William McLeod, our current Chief Executive Officer and a Director, was issued warrants to purchase up to 150,000 shares of our Common Stock.

As of November 30, 2021, we had the following warrants outstanding:

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-0-	-0-	-0-
Equity compensation plans not approved by security holders	1,192,500	$0.20	-0-
Total	-0-	-0-	-0-

Recent Sales of Unregistered Securities

There are no events required to be disclosed by this Item.

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

Overview

We are engaged in the business of providing digital media and marketing services for the real estate industry. We currently generate revenue from service fees (video creation and production and referral fees from our LoseTheAgent.com website). At the core of our programs is our proprietary video creation technology which allows for an automated conversion of data (text, video slices and pictures of home listings) to a video with voice over and music. We provide video search, storage and marketing capabilities on multiple platform dynamics for web and mobile. Once a home, personal or community video is created using our proprietary technology, it can be published to social media, email or distributed to multiple real estate websites.

In addition, we own and operate the web site LoseTheAgent.com, which is a site dedicated to peer-to-peer real estate transactions between home sellers and buyers - the so called For Sale By Owner segment. We currently have approximately 100,000 home listings across all 50 states. LoseTheAgent.com website traffic increased 105% in users and 114% in page views over the 11 months ending November 30, 2021, compared to the same period ending November 30, 2020. After adjusting for the discontinuance of advertising and marketing expenditures in February 2020, LoseTheAgent.com website traffic jumped 176% in users and 147% in page views over the 9 months ending November 30, 2021, compared to the same period ending November 30, 2020 (periods during which we spent $0 on LoseTheAgent.com advertising and marketing). We monetize the website by charging fees for both listing a home for sale and picking up possible buyers’ messages of interest. We also plan on generating additional revenues by monetizing seller/buyer data with targeted, interested parties. The web site is fully functional and is being marketed via various online platforms.

Going Concern

As a result of our financial condition, management has indicated in a footnote to our financial statements as of November 30, 2021 their uncertainty as to our ability to continue as a going concern. In order to continue as a going concern, we must effectively balance many factors and begin to generate sufficient revenue to fund our operations. If we are not able to do this, we may not be able to continue as an operating company. At our current revenue and burn rate, our cash on hand will not cover our operating expenses for the next twelve months. There is no assurance that our existing cash flow will ever be adequate to satisfy our existing operating expenses and capital requirements.

Results of Operations for the Year Ended November 30, 2021, compared to Year Ended November 30, 2020

Revenue

Total revenue for the year ended November 30, 2021, was $61,050 compared to $73,374 for the year ended November 30, 2020, a decrease of 16%. The decrease is primarily a result of declining legacy virtual tour business.

Cost of Revenue

Cost of revenues totaled $16,942 for year ended November 30, 2021, compared to $39,587 for the year ended November 30, 2020, representing a decrease of $22,645 or 57%. Cost of revenues consists primarily of engineering and server costs incurred in connection with maintenance of our online networks. The decline in costs is primarily due to a reduction in server costs.

Operating Expenses

Our operating expenses, which include salaries and benefits, selling and promotion, amortization and depreciation and general and administrative expenses, decreased 26% to $84,258, for the year ended November 30, 2021, compared to $113,842 for the year ended November 30, 2020, a decrease of $29,584. The decrease was substantially due to a decrease in salary and benefit expense of $23,327, decreases in selling and promotional expense of $17,020 and an increase of general and administrative expenses of $10,762 A breakdown of general and administrative expenses is as follows:

	Fiscal Year Ended
	November 30,
Expense	2021	2020	Increase/(Decrease)
Professional fees	$56,463	$44,615	$11,848
Insurance	250	2,477	(2,227)
Dues & subscriptions	2,992	2,928	64
Miscellaneous	5,063	3,986	1,077
Total	$64,768	$54,006	$10,762

Other Income (Expenses)

During the current year, we obtained forgiveness of our PPP # 1 loan in the amount of $13,080 from the SBA. During the year ended November 30, 2020, we repurchased our convertible promissory notes for their holders at a discount to the principle and accrued interest owed and recognized a gain on those transactions.

	Fiscal Year Ended
	November 30,
Expense	2021	2020	Increase/(Decrease)
Gain on settlement of convertible notes	$-	$10,438	$(10,438)
Gain on forgiveness of PPP #1 loan from SBA	13,080	-	13,080
Total	$13,080	$10,438	$2,642

Net Income/Loss

We had net loss of $27,070 for the year ended November 30, 2021, compared to a net loss of $69,617 for the year ended November 30, 2020, for a decrease of $42,547.

Liquidity and Capital Resources

Introduction

Our principal needs for liquidity have been to fund operating losses and working capital requirements. Our principal source of liquidity as of November 30, 2021, consisted of cash of $19,622. We expect that working capital requirements will continue to be our principal need for liquidity over the near term. Working capital requirements are expected to increase as a result of our anticipated growth.

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

Cash Requirements

On November 30, 2021, we had $19,622 cash on-hand, an increase of $15,498 from the prior year balance of $4,124. Based on our current revenues, cash on hand, and our current net monthly burn rate of approximately $5,000 we will need to continue to raise money from the issuance of equity to fund short term operations.

Sources and Uses of Cash

Operations

Net cash used by operating activities was $44,682 for the year ended November 30, 2021, a decrease of $41,889 from $86,571 used in operating activities in the year ended November 30, 2020. This decrease was primarily due to the net loss from the year.

Investments

There were no investing activities for the years ended November 30, 2021, and 2020, respectively.

Financing

Net cash provided by financing activities was $60,180 for the year ended November 30, 2021, as compared to net cash used by financing activities of $172,420 for the year ended November 30, 2020.

Off-balance sheet arrangements

As of November 30, 2021, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital resources that are material to investors.

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

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Nestbuilder.com Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Nestbuilder.com Corp (the Company) as of November 30, 2021 and 2020, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended November 30, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended November 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has accumulated deficit of $616,062 as of November 30, 2021. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

/s/ Assurance Dimensions
Assurance Dimensions

We have served as the Company’s auditor since 2018.
Margate, Florida
December 30, 2021

ASSURANCE DIMENSIONS CERTIFIED PUBLIC ACCOUNTANTS & ASSOCIATES

also d/b/a McNAMARA and ASSOCIATES, PLLC

TAMPA BAY: 4920 W Cypress Street, Suite 102 | Tampa, FL 33607 | Office: 813.443.5048 | Fax: 813.443.5053

JACKSONVILLE: 4720 Salisbury Road, Suite 223 | Jacksonville, FL 32256 | Office: 888.410.2323 | Fax: 813.443.5053

ORLANDO: 1800 Pembrook Drive, Suite 300 | Orlando, FL 32810 | Office: 888.410.2323 | Fax: 813.443.5053

SOUTH FLORIDA: 2000 Banks Road, Suite 218 | Margate, FL 33063 | Office: 754.800.3400 | Fax: 813.443.5053 www.assurancedimensions.com

NESTBUILDER.COM CORP.

Balance Sheets

	November 30, 2021	November 30, 2020

Assets
Current Assets
Cash	$19,622	$4,124
Total current assets	19,622	4,124

Total assets	$19,622	$4,124

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Accounts payable and accrued expenses	$102,000	$110,000
Paycheck protection SBA loan	15,077	15,080
Convertible promissory notes payable and accrued interest	50,571	-
Total current liabilities	167,648	125,080

Total liabilities	167,648	125,080

Commitments and Contingencies (Note 8)

Stockholders’ Equity (Deficit)
Convertible Series A Preferred stock, $0.0001 par value 25,000,000 shares authorized; zero shares issued and outstanding on November 30, 2021, and November 30, 2020.	-	-
Common stock, $0.0001 par value; 250,000,000 shares authorized; 1,673,237 shares issued and outstanding at November 30, 2021 and November 30, 2020.	167	167
Additional paid-in-capital	587,869	587,869
Treasury stock, at cost (640,000 shares)	(120,000)	(120,000)
Accumulated (deficit)	(616,062)	(588,992)
Total stockholders’ equity (deficit)	(148,026)	(120,956)

Total liabilities and stockholders’ equity (deficit)	$19,622	$4,124

The accompanying notes are an integral part of these financial statements

NESTBUILDER.COM CORP.

Statements of Operations

	For the years ended
	November 30,
	2021	2020

Revenues
Real estate media revenue	$61,050	$73,374

Cost of revenues	16,942	39,587

Gross profit	44,108	33,787

Operating expenses
Salaries and benefits	18,946	42,273
Selling and promotions expense	544	17,563
General and administrative	64,768	54,006
Total operating expenses	84,258	113,842

Operating income (loss)	(40,150)	(80,055)

Other income (expense)

Gain on forgiveness of paycheck protection program loan #1	13,080	-
Gain on settlement of convertible promissory notes	-	10,438
Total other income (expense)	13,080	10,438

Income (loss) before income taxes	(27,070)	(69,617)

Provision for income taxes	-	-

Net (loss)	$(27,070)	$(69,617)

Weighted average number of shares outstanding – basic and diluted	1,673,237	1,673,237

Basic and diluted net (loss) per common share	$(0.02)	$(0.04)

The accompanying notes are an integral part of these financial statements.

NESTBUILDER.COM CORP.
Statement of Changes in Stockholders’ Equity (Deficit)

	Preferred Stock		Common Stock		Treasury Stock	Additional		Total Stockholders’
	Shares	Par Value	Shares	Par Value	Par Value	Paid-In Capital	Accumulated Deficit	Equity ( Deficit)
Balance, November 30, 2019	640,000	64	1,673,237	167	-	$587,805	$(519,375)	$68,661

Net loss							(69,617)	(69,617)

Repurchase of Series A convertible preferred shares	(640,000)	(64)			(120,000)	64		(120,000)

Balance, November 30, 2020	-	$-	1,673,237	$167	$(120,000)	$587,869	$(588,992)	$(120,956)

Net Loss							(27,070)	(27,070)

Balance, November 30, 2021	-	$-	1,673,237	$167	$(120,000)	$587,869	$(616,062)	$(148,026)

The accompanying notes are an integral part of these financial statements.

NESTBUILDER.COM CORP.

Statements of Cash Flows

	For the years ended
	November 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$(27,070)	$(69,617)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on forgiveness of paycheck protection program loan #1	(13,080)	-
Gain on settlement of promissory notes	-	(10,438)

Changes in operating assets and liabilities:

Increase in accrued interest on notes payable	3,468	-
Increase (decrease) in accounts payable and accrued expenses	(8,000)	(7,000)
Net cash provided by (used in) operating activities	(44,682)	(86,571)

Cash flows from investing activities:
Net cash provided by investing activities	-	-

Cash flows from financing activities:

Repayment of convertible promissory notes	-	(67,500)
Repurchase of Preferred Stock Series A shares	-	(120,000)
Proceeds from PPP and EIDL loans	13,080	15,080
Proceeds from issuance of convertible promissory notes	47,100	-
Net cash provided by (used in) financing activities	60,180	(172,420)

Net increase (decrease) in cash	15,498	(258,991)

Cash at beginning of year	4,124	263,115

Cash at end of year	$19,622	$4,124

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$484
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

NESTBUILDER.COM CORP.

NOTES TO THE FINANCIAL STATEMENTS

NOVEMBER 30, 2021

NOTE 1: ORGANIZATION AND NATURE OF BUSINESS

Organization

We are engaged in the business of providing digital media and marketing services for the real estate industry. We currently generate revenue from service fees (video creation and production and referral fees from our LoseTheAgent.com website). At the core of our programs is our proprietary video creation technology which allows for an automated conversion of data (text, video slices and pictures of home listings) to a video with voice over and music. We provide video search, storage and marketing capabilities on multiple platform dynamics for web and mobile. Once a home, personal or community video is created using our proprietary technology, it can be published to social media, email or distributed to multiple real estate websites.

In addition, we own and operate the web site LoseTheAgent.com, which is a site dedicated to peer-to-peer real estate transactions between home sellers and buyers - the so called For Sale By Owner segment. We currently have approximately 100,000 home listings across all 50 states. We monetize the website by charging fees for both listing a home for sale and picking up possible buyers’ messages of interest. We also plan on generating additional revenues by monetizing seller/buyer data with targeted, interested parties. The web site is fully functional and is being marketed via various online platforms.

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

LoseTheAgent.com: We own and operate the web site LoseTheAgent.com, which is a site dedicated to peer-to-peer real estate transactions between home sellers and buyers - the so called For Sale By Owner (FSBO) segment. We currently have approximately 100,000 home listings across all 50 states. We monetize the website by charging fees for both listing a home for sale and picking up possible buyers’ messages of interest. We also plan on generating additional revenues by monetizing seller/buyer data with targeted, interested parties. The web site is functional and is being marketed via various online platforms.

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

Cash and Cash Equivalents

The Company considers all unrestricted demand deposits, money market funds and highly liquid debt instruments with an original maturity of less than 90 days to be cash and cash equivalents. There were no cash equivalents as of November 30, 2021 and November 30, 2020.

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

Impairment of Long-Lived Assets

In accordance with Accounting Standards Codification (“ASC”) 360-10, “Property, Plant, and Equipment”, the Company periodically reviews its long- lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not impair any long-lived assets as of November 30, 2021, and November 30, 2020.

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

Advertising Expense

Advertising costs are charged to expense as incurred and are included in selling and promotions expense in the accompanying financial statements. Advertising expense for the year ended November 30, 2021, and 2020 were $544 and $17,563, respectively.

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

The Company recognizes expenses for tax penalties and interest assessed by the Internal Revenue Service and other taxing authorities upon receiving valid notice of assessments. The Company has received no such notices as of November 30, 2021.

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

As of November 30, 2021, the Company had unused net operating loss carry forwards of $365,221 available to reduce federal taxable income. The Company’s ability to offset future taxable income, if any, with tax net operating loss carryforwards may be limited due to the non-filing of tax returns. Under the CARES act, net operating losses arising after 2017 are able to be carried forward indefinitely. Furthermore, changes in ownership may result in limitations under Internal Revenue Code Section 382.

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

	November 30, 2021	November 30, 2020
Shares on issuance of warrants as share-based compensation	1,428,005	1,192,500
Shares on convertible promissory notes	722,443	-
	2,150,448	1,192,500

Concentrations, Risks and Uncertainties

The Company’s operations and revenue are related to the real estate industry and its prospects for success are tied indirectly to interest rates and the general housing and business climates in the United States. Financial instruments and related items, which potentially subject the Company to concentration of credit risk consists primarily of cash. The Company places its cash with high credit quality institutions. At times, such deposits may be in excess of the FDIC insurance limit of $250,000. The Company did not have cash on deposit in excess of such limit in fiscal year 2021 and 2020.

Recently Issued Accounting Pronouncements

The Company has reviewed the FASB issued ASU accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and do not believe that any new or modified principles will have a material impact on the Company’s reported financial position or operations in the near term. The applicability of any standard is subject to the formal review of the Company’s financial management.

In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) - Accounting for Convertible Instruments and Contracts on an Entity’s Own Equity. The ASU simplifies accounting for convertible instruments by removing major separation models required under current GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for the exceptions. The ASU also simplifies the diluted net income per share calculation in certain areas. The new guidance is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, and early adoption is permitted. The Company is currently evaluating the impact of the adoption of the standard on the consolidated financial statements.

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40). The new ASU addresses issuer’s accounting for certain modifications or exchanges of freestanding equity-classified written call options. This amendment is effective for all entities, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact this new guidance will have on its financial statements.

NOTE 3: GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

At November 30, 2021, the Company had a working capital deficit of $148,026, an accumulated deficit of $616,062 and a net loss of $27,070 for the year then ended. It is management’s opinion that these facts raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the date of this filing, without additional debt or equity financing. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts nor to the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

COVID-19 Update

In March 2020, the World Health Organization declared the COVID-19 outbreak to be a global pandemic. The pandemic has had significant impacts around the globe and in many locations in which we operate. While the impacts have not caused a material adverse financial impact to our business to date, the future impacts remain uncertain. The extent to which the COVID-19 pandemic may impact our business going forward will depend on numerous evolving factors that we cannot reliably predict. The effect, if any, of the COVID-19 pandemic would not be fully reflected in our results of operations and overall financial performance until future periods.

As of November 30, 2021, COVID-19 has not had a material impact on our results of operations or financial condition.

NOTE 4: PROPERTY AND EQUIPMENT

At November 30, 2021 and November 30, 2020 Company’s property and equipment are as follows:

	Estimated Life (in years)	November 30, 2021	November 30, 2020

Office equipment	3	$82,719	$82,719
Less: accumulated depreciation		(82,719)	(82,719)
		$-	$-

The Company has recorded no depreciation expense for the years ended November 30, 2021, and 2020.

NOTE 5: ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The Company’s accounts payable and accrued expenses are as follows:

	November 30,	November 30,
	2021	2020
Trade payables and accruals	$102,000	$110,000
Total accounts payable and accrued expenses	$102,000	$110,000

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

On April 17, 2020, William McLeod, our Chief Executive Officer, President and a Director, Thomas M. Grbelja, our Treasurer, Secretary and a Director, and Alex Aliksanyan, a Director and our former Chief Executive Officer, executed a Satisfaction and General Release of Promissory Note, pursuant to which they accepted a discounted payoff of their convertible promissory notes in the amount of $11,250 each, in exchange for deeming their convertible promissory notes fully-paid, satisfied, and cancelled, and providing a release to us from any liability thereunder and recording a gain on settlement of $10,438. (See note 9).

During the current fiscal year Mr. Aliksanyan, a board member of the Company, was issued a convertible promissory note in the amount of $6,101. Mr. Grbelja and Mr. McLeod, both officers and board members were issued a convertible promissory note for $5,000 and $10,000, respectively. (See Note 9).

Series A Convertible Preferred Stock

Included in the year ended November 30, 2019, Mr. McLeod, director and President purchased 280,000 Series A preferred shares in exchange for $70,000. Those shares were repurchased on October 6, 2020 for $52,500.

NOTE 7: STOCKHOLDERS’ DEFICIT

The total number of shares of all classes of stock that the Company shall have the authority to issue is 275,000,000 shares consisting of: 250,000,000 shares of common stock with a $0.0001 par value per shares; and 25,000,000 shares of preferred stock, par value $0.0001 per share. On May 31, 2019, we filed a certificate of designation with the Secretary of State of the State of Nevada to create a new class of preferred stock designated as the Series A Convertible Preferred Stock. The holders of Series A Convertible Preferred Stock are entitled to receive dividends in an amount equal to any dividends or other Distribution on the Common Stock. The holders of Series A Convertible Preferred Stock are entitled to be paid out of the Available Funds and Assets, in preference to any payment or distribution of any Available Funds and Assets on any shares of Common Stock or subsequent preferred stock, an amount per share equal to the Original Issue Price of the Series A Convertible Preferred Stock plus all declared but unpaid dividends on the Series A Convertible Preferred Stock. Each share of Series A Convertible Preferred Stock shall be convertible, at the option of the holder thereof, at any time after the issuance of such share, into one (1) share of Common Stock. As of November 30, 2021, there were 1,673,237 shares of common stock issued and outstanding and zero shares of Series A Convertible Preferred Stock issued and outstanding.

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

Common stock warrants

On August 20, 2019, the Company issued 1,192,500 common stock warrants to its officers, contracted consultants and professionals that vested immediately. Each warrant is convertible into 1 share of common stock and vests immediately upon issuance with an exercise price of $0.20. The warrants expire on August 20, 2024.

During December 2020, the Company issued 137,500 warrants pursuant to the stock purchase agreement and issuance of convertible notes in the amount of $27,500.

In June 2021, the Company issued an additional 80,000 warrants pursuant to the stock purchase agreement and issuance of convertible notes in the amount of $16,000. The warrants have an exercise price of $0.10 per share and the warrants vest immediately and expire on December 31, 2022.

In September 2021, the Company issued an additional 18,005 warrants pursuant to the stock purchase agreement and issuance of convertible notes in the amount of $3,601. The warrants have an exercise price of $0.10 per share and the warrants vest immediately and expire on December 31, 2022

The grant date fair value was zero.

A summary of the Company’s outstanding common stock warrants as of November 30, 2021, is as follows:

		Weighted
		Average
		Exercise	Intrinsic
	Warrants	Price	Value
Outstanding, November 30, 2020	1,192,500	$0.20	$0.00
Warrants granted and issued	235,505	$0.10	$0.00
Warrants exercised	-	$-	$0.00
Warrants exchanged	-	$-	$0.00
Outstanding, November 30, 2021	1,428,005	$0.186	$0.00

Common stock issuable upon exercise of warrants	1,428,005	$0.186	$0.00

The following table summarizes information about common stock warrants outstanding on November 30, 2021:

Warrants Outstanding			Warrants Exercisable
Number Outstanding at	Weighted Average	Weighted Average	Number Exercisable at	Weighted Average
November 30 2021	Remaining Life	Exercise Price	November 30, 2021	Exercise Price
18,005	1.08 Years	$0.10	18,005	$0.10
137,500	1.33 Years	0.10	137,500	0.10
80,000	1.33 Years	0.10	80,000	0.10
1,192,500	2.97 Years	0.20	1,192,500	0.20
1,428,005	1.88 Years	$0.186	1,428,005	$0.186

The Company estimates the fair value of each award on the date of grant using a Cox Rubinstein option valuation model that uses the following assumptions for warrants earned during the year ended November 30, 2021:

Expected volatility	100	%
Expected dividends	0	%
Expected term (in years)	2-3	years
Risk-free rate	0.14% to 0.30%

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

The Notes bear interest at the rate of 10.0% per annum and mature on July 31, 2022. We may agree with the noteholders from time to time to accept loan advances under the Notes up to the principal amount of the Notes. As of the date of this filing, the investors have made aggregate loan advances under the Notes of $47,160, which includes an additional $16,000 that was advanced under the existing agreement on or about June 20, 2021 and an additional $3,601 during September 2021. The Company has accrued $3,411 in interest through November 30, 2021 included in the convertible promissory notes payable on the balance sheet. If all of the Notes were converted, the Company would be required to issue 722,443 shares of common stock to the noteholders.

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

As of November 30, 2021, the total balance of those notes payable are $50,571.

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

The Company applied for and received forgiveness from the SBA on May 24, 2021, on the first loan Paycheck Protection Program Loan in the amount of $13,080. The Company recorded the gain on forgiveness of this loan as a component of other income. Pertaining to forgiveness of PPP#2, we have already satisfied all the requirements to obtain forgiveness of this loan. We have applied for forgiveness in December 2021, however, at this time we have not yet received approval for forgiveness from SBA.

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

The difference between the effective income tax rate and the applicable statutory federal income tax rate is summarized as follows:

	2021	2020
Statutory federal rate	(21.0)%	(21.0)%

Permanent differences, PPP forgiveness	0%	0%
Change in valuation allowance	21.0%	21.0%
Effective tax rate	0.0%	0.0%

At November 30, 2021 and 2020 the Company’s deferred tax assets were as follows:

	2021	2020

Tax benefit of net operating loss carry forward	$2,934	$14,620
Change in valuation allowance	(2,934)	(14,620)
Provision for income tax		-

Deferred tax assets (liabilities)
Net deferred tax assets- net operating losses	76,697	73,763
Less: Valuation allowance	(76,697)	(73,763)
Net deferred tax asset	$-	-

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

As of November 30, 2021, the Company had unused net operating loss carry forwards of $365,221 available to reduce federal taxable income. The Company’s ability to offset future taxable income, if any, with tax net operating loss carryforwards may be limited due to the non-filing of tax returns and the impact of the statute of limitations on the Company’s ability to claim such benefits. Furthermore, changes in ownership may result in limitations under Internal Revenue Code Section 382.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are no events required to be disclosed under this Item.

ITEM 9A - CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of November 30, 2021, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of November 30, 2021, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in Item 9A(b).

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Our management assessed the effectiveness of our internal control over financial reporting as of November 30, 2021. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, Management identified the following three material weaknesses that have caused management to conclude that, as of November 30, 2021, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

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

(d) Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended November 30, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position(s)

Alex Aliksanyan	71	Former Chief Executive Officer and Director

Thomas M. Grbelja	63	Chief Financial Officer, Secretary, and Director

William McLeod	69	President, Chief Executive Officer and Director

Alex Aliksanyan, age 71, has served as a director since our inception, and served as our President from October 28, 2017, to August 17, 2018. He served as our Chief Executive Officer from August 17, 2018 until April 2020. Mr. Aliksanyan comes to the Company with more than 25 years of Strategic Technology Planning, Implementation and Marketing experience. Mr. Aliksanyan also previously served as CEO and President of iCruise.com which he founded in 2000. Prior thereto, Mr. Aliksanyan had served as a marketing consultant for several brands such as Citibank, Disney and Hillshire Farms and held executive marketing positions at Nestle and Altria Inc.. He is considered in the travel industry as a pioneer in the area of e-commerce. Mr. Aliksanyan received his Bachelors’ Degree in Physics from New York University and an advanced degree in marketing from the Stern School of Business in New York.

Thomas M. Grbelja¸ age 63, has served as our Treasurer and Secretary since October 28, 2017, and has served as our Chief Financial Officer, Treasurer, Secretary and one of our directors since August 17, 2018. Mr. Grbelja has spent over 40 years as a Certified Public Accountant providing a wide variety of professional accounting, tax and financial consulting services to professional service, manufacturing, and construction industry participants. Since 1990, he has served as the President and a Founding Member of Burke Grbelja & Symeonides, LLC, Certified Public Accountants, an accounting firm based in Rochelle Park, New Jersey. In addition, between 1983 and 1990, Mr. Grbelja worked as an accountant at Coopers & Lybrand, where he was responsible for the overall audit engagement, including filings with the SEC, for certain large, publicly traded companies. He received his undergraduate degree in accounting at Fairleigh Dickinson University and is a Certified Public Accountant.

William (Bill) McLeod, age 69, served as our President and as one of our directors since August 17, 2018. He has served as our Chief Executive Officer since April 17, 2020. Mr. McLeod has been a real estate business investor since 1978. He has been active in real estate development for over thirty-five years. He is currently the managing partner for McLeod Investment, LLC. Bill has also been active in medical surgical equipment sales until 2006. He remains a partner in Skype Comfort and Shoes Etc., both closely held medical equipment companies. Mr. McLeod brings to the Board his extensive senior leadership experience, his significant real estate industry experience, and significant professional relationships in the real estate and investment industries.

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

To our knowledge, based solely on a review of the copies of such reports furnished to us, none of the current required parties are delinquent in their 16(a) filings except as follows: Form 4s for Alex Aliksanyan, Thomas M. Grbelja, and William McLeod required to be filed within two (2) days after their purchase of senior convertible promissory notes from us on December 10, 2020.

Board Meetings

During the fiscal year ended November 30, 2021, the Board of Directors met on one occasion.

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

Summary Compensation Table

The following table sets forth information with respect to compensation earned by our Chief Executive Officer, President, and Chief Financial Officer for the fiscal years ended November 30, 2021 and 2020.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Alex Aliksanyan (1)	2020	19,790	-0-	-0-	-0-	-0-	-0-	-0-	19,790
Director	2021	10,440	-0-	-0-	-0-	-0-	-0-	-0-	10,440

Thomas M. Grbelja (2)	2020	18,540	-0-	-0-	-0-	-0-	-0-	-0-	18,540
CFO and Secretary	2021	6,540	-0-	-0-	-0-	-0-	-0-	-0-	6,540

William McLeod (3)	2020	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
President	2021	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

(1)	On October 28, 2017, Mr. Aliksanyan was appointed as our President. As compensation for such services, Mr. Aliksanyan received a salary of $36,000 per year. On August 17, 2018, we entered into an employment agreement with Mr. Aliksanyan, as amended by a First Amendment to Employment Agreement, pursuant to which we pay him a salary of $36,000 per year in exchange for his agreement to serve as our Chief Executive Officer. On April 17, 2020, we terminated the employment of Alex Aliksanyan as our Chief Executive Officer, effective as of April 20, 2020.

(2)	On October 28, 2017, Mr. Grbelja was appointed as our Treasurer and Secretary. As compensation for such services, Mr. Grbelja received a salary of $24,000 per year. On August 17, 2018, we entered into an employment agreement with Mr. Grbelja, as amended by a First Amendment to Employment Agreement, pursuant to which we pay him a salary of $24,000 per year in exchange for his agreement to serve as our Chief Financial Officer and Secretary, devoting a minimum of 50% of his time and attention to such duties.

(3)	Mr. McLeod was appointed as our President on August 17, 2018. Mr. McLeod does not have a written employment agreement and receives no salary for his services.

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

For the years ended November 30, 2021, and 2020, none of the members of our Board of Directors received compensation for his or her service as a director. We do not currently have an established policy to provide compensation to members of our Board of Directors for their services in that capacity.

Outstanding Equity Awards at Fiscal Year-End

We do not currently have a stock option or grant plan.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 30, 2021, certain information with respect to our equity securities owned of record or beneficially by (i) each Officer and Director; (ii) each person who owns beneficially more than 5% of each class of our outstanding equity securities; and (iii) all Directors and Executive Officers as a group.

Name and Address	Common Stock Ownership(1)	Percentage of Common Stock Ownership(2)

Alex Aliksanyan (3)(4)	-	-

Thomas M. Grbelja (3)(4)	7,010	0.42%

William McLeod (3)(4)	843	0.050%

All Officers and Directors as a Group (2 Persons)	7,853	0.047%

(1)	The number and percentage of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days through the exercise of any stock option or other right. The persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes to this table.

(2)	Based on 1,673,237 shares of common stock issued and outstanding as of December 30, 2021.

(3)	Indicates one of our officers or directors.

(4)	Unless otherwise noted, the address is c/o Nestbuilder.com Corp., 201 W. Passaic Street, Suite 301, Rochelle Park, NJ 07662.

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

Convertible Notes and Warrants

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

The Notes bear interest at the rate of 10.0% per annum and mature on July 31, 2022. We may agree with the noteholders from time to time to accept loan advances under the Notes up to the principal amount of the Notes. As of the date of this filing, the investors have made aggregate loan advances under the Notes of $47,160, which includes an additional $16,000 that was advanced under the existing agreement on or about June 20, 2021 and an additional $3,601 during September 2021.

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

Each Warrant is exercisable in whole or in part, at any time or from time to time, before December 31, 2022. Each Warrant may only be exercised with respect to the then-vested shares of our common stock underlying each Warrant. Each Warrant vests with respect to five (5) shares of our common for each dollar advanced to us under the Note issued with each Warrant. The holder of a Warrant may not exercise the Warrant if at the time of such exercise the amount of our common stock issued for the exercise, when added to other shares of our common stock owned by such holder or which can be acquired by such holder upon exercise or conversion of any other instrument, would cause the holder to own more than 4.99% of our outstanding common stock. Each holder has the right to waive this exercise limitation, in whole or in part, upon and effective after 61 days prior written notice to us.

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

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed for the years ended November 30, 2021, and 2020 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Form 10-K or 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $25,500 for 2021 and $27,000 for 2020.

Audit - Related Fees

There were no fees billed for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under “Audit Fees” for the fiscal years ended November 30, 2021 and 2020.

Tax Fees

For the fiscal years ended November 30, 2021, and 2020, our principal accountants did not render any services for tax compliance, tax advice, and tax planning work.

All Other Fees

None.

Of the fees described above for the years ended November 30, 2021, and 2020, all were approved by the entire Board of Directors.

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

Nestbuilder.com Corp.

Dated: December 30, 2021		/s/ William McLeod
	By:	William McLeod
	Its:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: December 30, 2021		/s/ William McLeod
	By:	William McLeod
	Its:	Chief Executive Officer and Director

Dated: December 30, 2021		/s/ Thomas M. Grbelja
	By:	Thomas M. Grbelja
	Its:	Chief Financial Officer, Secretary and Director

