Form 10-Q
period 2022-02-28
Nestbuilder.com Corp.
filed 2022-04-18
CIK 1725516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of April 18, 2022, there were 5,643,509 shares of common stock, par value $0.0001, issued and outstanding.

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

ITEM 1	Financial Statements

NESTBUILDER.COM CORP.

Balance Sheets

Unaudited

	February 28, 2022	November 30, 2021

Assets
Current Assets
Cash	$84,251	$19,622
Total current assets	84,251	19,622

Total assets	$84,251	$19,622

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable and accrued expenses	$108,844	$102,000
Paycheck protection SBA loan	-	15,077

Convertible promissory notes payable and accrued interest	2,000	50,571
Total current liabilities	110,844	167,648

Total liabilities	110,844	167,648

Commitments and Contingencies (Note 8)

Stockholders’ Deficit
Preferred stock, $0.0001 par value 25,000,000 shares authorized; zero shares issued and outstanding at February 28, 2022 and November 30, 2021.	-	-
Common stock, $0.0001 par value; 250,000,000 shares authorized; 5,643,509 shares issued, 4,268,509 shares outstanding at February 28, 2022 and 1,673,237 shares issued and outstanding at November 30, 2021	427	167
Treasury stock, at cost (640,000 shares)	(120,000)	(120,000)
Additional paid-in-capital	907,970	587,869
Stock subscription receivable	(36,000)	-
Accumulated deficit	(778,990)	(616,062)
Total stockholders’ Deficit	(26,593)	(148,026)

Total liabilities and stockholders’ Deficit	$84,251	$19,622

The accompanying notes are an integral part of these unaudited financial statements

NESTBUILDER.COM CORP.

Statements of Operations

(Unaudited)

	For the three months ended
	February 28, 2022	February 28, 2021
Revenues
Real estate media revenue	$11,456	$15,978

Cost of revenues	3,674	4,313

Gross profit	7,782	11,665

Operating expenses

Marketing and promotions expense	32	79

General and administrative	107,282	20,842
Total operating expenses	107,314	20,921

Operating (loss)	(99,532)	(9,256)

Interest expense	(6,275)	-
Loss on extinguishment of debt	(72,198)	-
Gain on forgiveness of PPP and SBA Loans	15,077	-

Total other expense, net	(63,396)	-

Net (loss)	$(162,928)	$(9,256)

Weighted average number of shares outstanding	1,978,384	1,673,237

Basic and diluted net (loss) per share	$(0.082)	$(0.001)

The accompanying notes are an integral part of these unaudited financial statements.

Statement of Changes in Stockholders’ Deficit

(Unaudited)

			Treasury	Additional		Stock	Total
	Common Stock		Stock	Paid	Accumulated	Subscription	Stockholders’
	Shares	Amount	Par Value	in Capital	Deficit	Receivable	Deficit
Balance November 30, 2020	1,673,237	$167	$(120,000)	$587,869	$(588,992)	$-	$(120,956)
Net operating loss	-	-	-	-	(9,256)	-	(9,256)
Balance February 28, 2021	1,673,237	$167	$(120,000)	$587,869	$(598,248)	$-	$(130,212)

Balance November 30, 2021	1,673,237	$167	$(120,000)	$587,869	$(616,062)	$-	(148,026)
Stock-based compensation	-	-	-	69,334	-	-	69,334
Issuance of common stock for cash	1,287,500	129	-	102,871	-	(36,000)	67,000
Fair value of common stock issued for debt extinguishment	1,307,772	131	-	141,621	-	-	141,752
Issuance of warrants, vested immediately, with convertible notes	-	-	-	6,275	-	-	6,275
Net operating loss	-	-	-	-	(162,928)	-	(162,928)
Balance February 28, 2022	4,268,509	$427	$(120,000)	$907,970	$(778,990)	$(36,000)	$(26,593)

The accompanying notes are an integral part of these unaudited financial statements.

NESTBUILDER.COM CORP.

Statements of Cash Flows

(Unaudited)

	For the three months ended
	February 28, 2022	February 28, 2021
Cash flows from operating activities:
Net income (loss)	$(162,928)	$(9,256))
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on forgiveness on PPP and SBA loans	(15,077)	-
Loss on extinguishment of debt	72,198
Amortization of warrants issued with debt	6,275
Stock based compensation	69,334
Changes in operating assets and liabilities:
Increase in accrued interest	1,583	517

Increase (decrease) in accounts payable and accrued expenses	6,244	(11,500)
Net cash (used in) operating activities	(22,371)	(20,239)

Cash flows from investing activities:
Net cash (used in) and provided by investing activities	-	-

Cash flows from financing activities:
Proceeds from issuance of convertible notes payable	20,000	27,500
Proceeds from issuance of common shares	67,000	-
Net cash provided by financing activities	87,000	27,500

Net increase (decrease) in cash	64,629	7,261

Cash at beginning of period	19,622	4,124

Cash at end of period	$84,251	$11,385

Supplemental disclosure of cash flow information:
Income taxes	$-	$-
Cash paid for interest expense	$-	$-
Schedule of Non-Cash Investing and Financing Activities:
Conversion debt settlement	$69,554	$-

Warrants amended with debt settlement	$16,486	$-

Warrants issued with convertible notes	$6,275	$-

The accompanying notes are an integral part of these unaudited financial statements.

NESTBUILDER.COM CORP.

CONDENCED NOTES TO THE FINANCIAL STATEMENTS

FEBRUARY 28, 2022

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

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10K and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (all of which are of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three months ended February 28, 2022 are not indicative of the results that may be expected for the year ending November 30, 2022 or for any other future period. These unaudited financial statements and the unaudited condensed notes thereto should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Form 10-K for the year ended November 30, 2021, filed with the Securities and Exchange Commission (the “SEC”) on December 30, 2021.

Cash and Cash Equivalents

The Company considers all unrestricted demand deposits, money market funds and highly liquid debt instruments with an original maturity of less than 90 days to be cash and cash equivalents. There were no cash equivalents as of February 28, 2022 and November 30, 2021.

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

Impairment of Long-Lived Assets

In accordance with Accounting Standards Codification (“ASC”) 360-10, “Property, Plant, and Equipment”, the Company periodically reviews its long- lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not impair any long-lived assets as of February 28, 2022, and November 30, 2021.

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

Advertising Expense

Advertising costs are charged to expense as incurred and are included in marketing and promotions expense in the accompanying financial statements. Advertising expense for the three months ended February 28, 2022 and February 28, 2021 were $32 and $79, respectively.

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

The Company recognizes expenses for tax penalties and interest assessed by the Internal Revenue Service and other taxing authorities upon receiving valid notice of assessments. The Company has received no such notices as of February 28, 2022.

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

	February 28, 2022	November 30, 2021
Shares on issuance of warrants outstanding	10,553,005	1,428,005
Shares on convertible promissory notes	28,571	722,443
	10,581,576	2,150,448

Concentrations, Risks and Uncertainties

The Company’s operations and revenue are related to the real estate industry and its prospects for success are tied indirectly to interest rates and the general housing and business climates in the United States. Financial instruments and related items, which potentially subject the Company to concentration of credit risk consists primarily of cash. The Company places its cash with high credit quality institutions. At times, such deposits may be in excess of the FDIC insurance limit of $250,000. The Company did not have cash on deposit in excess of such limit at February 28, 2022.

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

At February 28, 2022, the Company had a working capital deficit of $26,593, an accumulated deficit of $778,990 and a net loss of $162,928 for the quarter ended February 28, 2022. It is management’s opinion that these facts raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the date of this filing, without additional debt or equity financing. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts nor to the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

As of February 28, 2022, COVID-19 has not had a material impact on our results of operations or financial condition.

Note 4: PROPERTY AND EQUIPMENT

At February 28, 2022 and November 30, 2021, the Company’s property and equipment are as follows:

	Estimated Life (in years)	February 28, 2022	November 30, 2021

Office equipment	3	$82,719	$82,719
Less: accumulated depreciation		(82,719)	(82,719)

		$-	$-

The Company’s fixed assets are fully depreciated.

NOTE 5: ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The Company’s accounts payable and accrued expenses are as follows:

	February 28, 2022	November 30, 2021
Trade payables and accruals	$108,844	$102,000

Total accounts payable and accrued expenses	$108,844	$102,000

NOTE 6: RELATED PARTY TRANSACTIONS

Convertible Promissory Notes

During the quarter ended February 28, 2022, Mr. Aliksanyan, our Chief Executive Officer and board member, Mr. Grbelja, our Chief Financial Officer and board member, and Mr. McLeod, our Secretary and board member, converted promissory notes for common stock as part of a Note Conversion and Warrant Amendment Agreement (See Note 7 and Note 9).

Common Stock Purchase Warrants

On February 4, 2022, the Company issued 5,075,000 common stock warrants to its officers and directors. Each warrant is convertible into 1 share of common stock with an exercise price of $0.0925. The warrants expire on February 4, 2027. Pursuant to the terms of the Common Stock Purchase Warrants, 1/4th of the total number of shares underlying the warrants will vest and become exercisable on the first anniversary of the date of issuance, and an additional l/12th of the total number of remaining shares underlying the warrants will vest and become exercisable on each of the monthly anniversaries thereafter, in each case, so long as the holder continues to be a service provider of the Company. The foregoing vesting schedule is subject to acceleration in the event of the service provider’s death, disability, termination without cause or a change in control of the Company. There was $33,833 of stock based compensation included in general and administrative expenses and $778,167 of unvested stock based compensation expense as of February 28, 2022 which will be recognized through February 28, 2024.

Restricted Stock Awards

On February 4, 2022, the Company issued 825,000 shares of restricted common stock to its officers and directors at a price per share of $0.0925, the fair market value at the date of issuance. Pursuant to the terms of the Restricted Stock Award Agreements, the restricted common stock vests in a series of eight (8) successive equal quarterly installments beginning on the date of grant, provided that the grantee continuously provides services to the Company as an employee, officer, director, contractor or consultant through the applicable vesting date. The foregoing vesting schedule is subject to acceleration in the event of the service provider’s death, disability, termination without cause, or a change in control of the Company. There was $5,500 of stock based compensation included in general and administrative expenses and $126,500 of unvested restricted stock based compensation expense as of February 28, 2022 that will be recognized through February 28, 2024.

NOTE 7: STOCKHOLDERS’ DEFICIT

The total number of shares of all classes of stock that the Company shall have the authority to issue is 275,000,000 shares consisting of: 250,000,000 shares of common stock with a $0.0001 par value per shares; and 25,000,000 shares of preferred stock, par value $0.0001 per share. On May 31, 2019, we filed a certificate of designation with the Secretary of State of the State of Nevada to create a new class of preferred stock designated as the Series A Convertible Preferred Stock. The holders of Series A Convertible Preferred Stock are entitled to receive dividends in an amount equal to any dividends or other Distribution on the Common Stock. The holders of Series A Convertible Preferred Stock are entitled to be paid out of the Available Funds and Assets, in preference to any payment or distribution of any Available Funds and Assets on any shares of Common Stock or subsequent preferred stock, an amount per share equal to the Original Issue Price of the Series A Convertible Preferred Stock plus all declared but unpaid dividends on the Series A Convertible Preferred Stock. Each share of Series A Convertible Preferred Stock is convertible, at the option of the holder thereof, at any time after the issuance of such share, into one (1) share of Common Stock. As of February 28, 2022, there were 5,643,509 shares of common stock issued, of which 1,375,000 shares are restricted stock, 4,268,509 shares of common stock outstanding, and zero shares of Series A Convertible Preferred Stock issued and outstanding.

Common Stock

On February 4, 2022, the Company issued 1,375,000 shares of restricted common stock at $0.0925 per share to its officers, contracted consultants and professionals. Pursuant to the terms of the Restricted Stock Award Agreements, the restricted common stock vests in a series of eight (8) successive equal quarterly installments beginning on the date of grant, provided that the grantee continuously provides services to the Company as an employee, officer, director, contractor or consultant through the applicable vesting date. The foregoing vesting schedule is subject to acceleration in the event of the service provider’s death, disability, termination without cause, or a change in control of the Company. There was $9,167 of stock based compensation included in general and administrative expense and $210,833 of unvested restricted stock based compensation expense as of February 28, 2022 that will be recognized through February 28, 2024. As of February 28, 2022, the restricted stock was not vested and therefore not outstanding.

On February 7, 2022, our existing noteholders exercised their conversion rights and were issued 678,180 shares of common stock at $0.07 and 630,029 shares of common stock at $0.035 for a total value of $69,554. As an incentive to convert their notes, three noteholders agreed to a modification where they converted a portion of their notes at $0.035 per common share. The share price at the time of the conversion was $0.177 which resulted in a loss on debt extinguishment of $55,712, which is included in the loss on extinguishment of debt of $72,198 on the Statement of Operations as of February 28, 2022.

On February 28, 2022, the company issued 1,287,500 shares of its common stock at $0.08 in exchange for $67,000 in cash and a stock subscription receivable of $36,000. The $36,000 of the stock subscription receivable was received subsequent to quarter end, in March 2022.

Common Stock Purchase Warrants

2021 Warrants

In June 2021, the Company issued an additional 80,000 warrants pursuant to the Securities Purchase Agreement and issuance of convertible notes in the amount of $16,000. The warrants have an exercise price of $0.10 per share and the warrants vest immediately and expire on December 31, 2022. The grant date fair value was zero.

In September 2021, the Company issued an additional 18,005 warrants pursuant to the Securities Purchase Agreement and issuance of convertible notes in the amount of $3,601. The warrants have an exercise price of $0.10 per share and the warrants vest immediately and expire on December 31, 2022. The grant date fair value was zero.

2022 Warrants

In January 2022, the Company issued an additional 100,000 warrants pursuant to the Securities Purchase Agreement and issuance of convertible notes in the amount of $20,000. The warrants have an exercise price of $0.10 per share and the warrants vest immediately and expire on December 31, 2022. The Company recorded $6,275 of interest expense for these awards during the quarter ended February 28, 2022.

On February 4, 2022, the Company issued 9,025,000 common stock warrants to its officers, contracted consultants and professionals. Each warrant is convertible into 1 share of common stock with an exercise price of $0.0925. The warrants expire on February 4, 2027. Pursuant to the terms of the Common Stock Purchase Warrants, 1/4th of the total number of shares underlying the warrants will vest and become exercisable on the first anniversary of the date of issuance, and an additional l/12th of the total number of remaining shares underlying the warrants will vest and become exercisable on each of the monthly anniversaries thereafter, in each case, so long as the holder continues to be a service provider of the Company. The foregoing vesting schedule is subject to acceleration in the event of the service provider’s death, disability, termination without cause or a change in control of the Company. There was $60,167 of stock-based compensation expense included in general and administrative expenses as of February 28, 2022 and $1,383,833 of unvested stock based compensation which will be recognized through February 28, 2024.

On February 7, 2022, the Company and the purchasers under the Securities Purchase Agreement executed Note Conversion and Warrant Amendment Agreements pursuant to which they amended the common stock purchase warrants issued pursuant to the Securities Purchase Agreement, dated December 10, 2020, to reduce the exercise price per share from $0.10 per share to $0.02 per share for 335,505 warrants. As a result of the warrant modification in conjunction with the note conversion, $16,486 was recorded as a loss on extinguishment of debt for the quarter ended February 28, 2022, which is included in the loss on extinguishment of debt of $72,198 on the Statement of Operations.

A summary of the Company’s outstanding common stock warrants as of February 28, 2022 is as follows:

		Weighted
		Average
		Exercise	Intrinsic
	Warrants	Price	Value
Outstanding, November 30, 2021	1,428,005	$0.176	$0.00
Warrants granted and issued	9,125,000	$0.092	$0.00
Warrants exercised	-	$-	$0.00
Warrants exchanged	-	$-	$0.00
Outstanding, February 28, 2022	10,553,005	$0.103	$0.00

Common stock issuable upon exercise of warrants	10,553,005	$0.103	$0.00

The following table summarizes information about common stock warrants outstanding at February 28, 2022:

Warrants Outstanding			Warrants Exercisable
Number Outstanding at	Weighted Average	Weighted Average	Number Exercisable at	Weighted Average
February 28, 2022	Remaining Life	Exercise Price	February 28, 2022	Exercise Price
335,505		$0.02	335,505	$0.02
1,192,500		0.20	1,192,500	0.20
9,025,000		0.09	-	-

10,553,005	4.53 Years	$0.10	1,528,505	$0.17

The Company estimates the fair value of each award on the date of grant using a Black Scholes valuation model that uses the following assumptions for warrants earned during the year ended February 28, 2022:

Expected volatility	950%
Expected dividends	0%
Expected term (in years)	1 - 5 years
Risk-free rate	1.30% - 2.18%

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

On February 4, 2022, we entered into a Settlement Agreement with each of Alex Aliksanyan, our Chief Executive Officer and Director, William McLeod, our Secretary and Director, and Thomas Grbelja, our Chief Financial Officer and Director, pursuant to which, among other things, each of the foregoing individuals terminated all effective employment agreements, and released us of any and all claims he may have had against us, including for owed but unpaid compensation, and we agreed to issue to each such individual a new compensation package consisting of restricted common stock and warrants to purchase common stock. Previously held Common Stock Purchase Warrants and Senior Convertible Promissory Notes remain in effect. See Note 7 and 9.

NOTE 9: CONVERTIBLE PROMISSORY NOTES PAYABLE

From December 10, 2020 through January 27, 2021, we entered into a Securities Purchase Agreement, by and among us and the purchasers named thereunder, pursuant to which we issued to each of seven investors a Senior Convertible Promissory Note in the principle amount of up to $10,000 (each, a “Note” and collectively, the “Notes”) and a Common Stock Purchase Warrant to purchase up to 50,000 shares of our common stock at an exercise price of $0.10 per share (each, a “Warrant”, and collectively, the “Warrants”). The investors included Alex Aliksanyan, a Director, Thomas M. Grbelja, our Treasurer, Secretary and a Director and William McLeod, our Chief Executive Officer and Director.

The Notes bear interest at the rate of 10.0% per annum and mature on July 31, 2022. We may agree with the noteholders from time to time to accept loan advances under the Notes up to the principal amount of the Notes. As of the date of this filing, the investors have made aggregate loan advances under the Notes of $47,160, which includes an additional $16,000 that was advanced under the existing agreement on or about June 20, 2021 and an additional $3,601 during September 2021. In January 2022 an additional advance of $20,000 under the existing agreement.

Pursuant to the terms of the Notes, the holders of the Notes have the right, at their option, at any time, to convert the principal amount of the Notes, and any accrued interest, into our common stock at a conversion of $0.07 per share. However, each holder of a Note will not have the right to convert any portion of his Note if the holder (together with his affiliates) would beneficially own in excess of 9.99% of the number of shares of our common stock outstanding immediately after giving effect to the conversion, as such a percentage ownership is determined in accordance with the terms of the Note. Each holder has the right to waive the foregoing conversion limitations, in whole or in part, upon and effective after 61 days prior written notice to us.

On February 7, 2022, the existing noteholders exercised their conversion rights and were issued 679,534 common shares at $0.07 for a total value of $47,567. Three noteholders agreed to a modification where they converted a portion of their notes at $0.035 per share and were issued 628,238 common shares for a total value of $21,988. See Note 6 and Note 7 for additional disclosure.

Two convertible notes have a remaining outstanding balance of $2,000 as of the quarter ended February 28, 2022.

NOTE 10: PAYCHECK PROTECTION PROGRAM/SBA LOAN

In March 2021, the Company obtained an additional Paycheck Protection Program (2) loan and the SBA Economic Development Incentive Loan in the amount of $15,077 from the SBA.

The Company applied for and received forgiveness from the SBA in December 2021 in the amount of $15,077. The Company recorded the gain on forgiveness of this loan as a component of other income.

NOTE 11: SUBSEQUENT EVENTS

During March 2022, the Company received $36,000 in connection with the issuance of 450,000 shares of its common stock at $0.08 effective as of February 28, 2022. $36,000 was recorded as a stock subscription receivable as of the quarter ended February 28, 2022

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

We are engaged in the business of providing digital media and marketing services for the real estate industry. We currently generate revenue from service fees (video creation and production) and referral fees from our LoseTheAgent.com website. At the core of our programs is our proprietary video creation technology which allows for an automated conversion of data (text, photos and video slices) to a video with voice over and music. We provide video search, storage and marketing capabilities on multiple platform dynamics for web and mobile. Once a home, personal or community video is created using our proprietary technology, it can be published to social media, email or distributed to multiple real estate websites. In addition, we own and operate the web site LoseTheAgent.com, which is a site dedicated to peer-to-peer real estate transactions between home sellers and buyers - the so called For Sale By Owner segment. We currently have approximately 100,000 home listings across all 50 states. We monetize the website by charging fees for both listing a home for sale and picking up possible buyers’ messages of interest. We also plan on generating additional revenues by monetizing seller/buyer data with targeted, interested parties. The web site is fully functional and is being marketed via various online platforms.

Results of Operations for the Three Months Ended February 28, 2022 and February 28, 2021

Revenues

Total revenue for the three months ended February 28, 2022, amounted to $11,456 compared to $15,978 for the three months ended February 28, 2021, a decrease of $4,552 or 28%. The decrease is primarily a result of declining legacy virtual tour business, due primarily to the loss of our top two franchise accounts, who took their video production business in house. We envision these trends continuing for the foreseeable future and see significant risks to the future of our legacy business.

Cost of Revenue

Cost of revenues totaled $3,674 for the three months ended February 28, 2022, compared to $4,313 for the three months ended February 28, 2021, representing a decrease of $639, or 15%. Cost of revenues consists primarily of engineering and server costs incurred in connection with maintenance of our online networks.

Operating Expenses

Our operating expenses, which include marketing and promotion and general and administrative expenses, increased $86,393 to $107,314 for the three months ended February 28, 2022, compared to $20,921 for the three months ended February 28, 2021. Stock based compensation amounted to $69,334 during the current quarter.

General and administrative expenses amounted to $107,282 and $20,842 for the three months ended February 28, 2022 and February 28, 2021, respectively. A breakdown of general and administrative expenses is as follows:

	Three Months Ended
	February 28,
Expense	2022	2021	Increase/(Decrease)
Professional Fees	$36,211	$18,581	$17,630
Other	71,071	2,261	68,810
Total	$107,282	$20,842	$86,440

Net Income/Loss

We had net loss of $162,928 for the three months ended February 28, 2022, compared to net loss of $9,256 the three months ended February 28, 2021, an increase of $153,672.

Liquidity and Capital Resources; Anticipated Financing Needs

On February 28, 2022, we had $84,251 cash on-hand, an increase of $64,629 from the beginning of the year balance of $19,622.

Net cash used in operating activities was $22,371 for the three months ended February 28, 2022, an increase of $2,132 from $20,239 of cash used in operations during the three months ended February 28, 2021. This increase was primarily due to a larger operating loss during the current fiscal quarter.

Net cash provided by financing activities was $87,000 for the three months ended February 28, 2022, from issuance of convertible promissory notes payable of $20,000 and proceeds from the issuance of common stock in the amount of $67,000. Net cash provided by financing activities for the quarter ended February 28, 2021, amounted to $27,500

Our ability to continue as a going concern on a long-term basis is dependent upon our ability to generate sufficient cash flow from operations to meet our obligations on a timely basis, to obtain additional financing and ultimately attain profitability.

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

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Disclosure controls and procedures include, without limitation, controls and other procedures that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of February 28, 2022.

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

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our financial statements may not be prevented or detected on a timely basis. In light of this material weakness, we performed additional analyses and procedures in order to conclude that our unaudited financial statements for the quarter ended February 28, 2022, included in this Quarterly Report on Form 10-Q were fairly stated in accordance with GAAP. Accordingly, management believes that despite our material weaknesses, our unaudited financial statements for the quarter ended February 28, 2022 are fairly stated, in all material respects, in accordance with GAAP.

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

On February 4, 2022, we issued a total of 1,375,000 shares of restricted common stock to five service providers pursuant to Restricted Stock Award Agreements. Each of Alex Aliksanyan, our Chief Executive Officer and Director, Thomas Grbelja, our Chief Financial Officer and Director, William McLeod, our Secretary and Director, Julio Fernandez, a third-party service provider, and Edward Weaver, a third-party service provider, received an award of 275,000 shares of restricted common stock. The issuances of restricted common stock were exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, and the shareholders were all either accredited or sophisticated investors familiar with our operations.

On February 4, 2022, we issued Common Stock Purchase Warrants to five service providers for the purchase of up to an aggregate of 9,025,000 shares of our common stock. Alex Aliksanyan, our Chief Executive Officer and Director, was issued warrants to purchase up to 2,525,000 shares of our common stock. Thomas Grbelja, our Chief Financial Officer and Director, was issued warrants to purchase up to 1,975,000 shares of our common stock. William McLeod, our Secretary and Director, was issued warrants to purchase up to 575,000 shares of our common stock. We issued to each of Julio Fernandez, a third-party service provider, and Edward Weaver, a third-party service provider, warrants to purchase up to 1,975,000 shares of our common stock. The issuances of the Common Stock Purchase Warrants were exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, and the holders were all either accredited or sophisticated investors familiar with our operations.

On February 7, 2022, we issued a total of 1,307,772 shares of our common stock to eight investors pursuant to Note Conversion and Warrant Amendment Agreements. The investors included Alex Aliksanyan, our Chief Executive Officer and Director, Thomas Grbelja, our Chief Financial Officer and Director, and William McLeod, our Secretary and Director. The issuances of common stock were exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, and the holders were all either accredited or sophisticated investors familiar with our operations.

On February 28, 2022, we issued a total of 1,287,500 shares of our Common Stock to ten investors in exchange for a total of $103,000. In connection with the foregoing, we issued 125,000 of such shares of Common Stock to William McLeod, our Secretary and one of our Directors. The issuances of Common Stock were exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, and the holders were all either accredited or sophisticated investors familiar with our operations.

ITEM 3	Defaults Upon Senior Securities

There is no information required to be disclosed by this Item.

ITEM 4	Mine Safety Disclosures

There is no information required to be disclosed by this Item.

ITEM 5	Other Information

On February 3, 2022, OTC Markets Group, Inc. approved our upgrade from the OTC Pink to the OTCQB Venture Market, effective as of February 4, 2022.

ITEM 6	Exhibits

Exhibit No.		Exhibit Description

2.1 (1)		Contribution and Spin-Off Agreement, dated as of October 27, 2017, by and among RealBiz Media Group, Inc., Anshu Bhatnagar, for purposes of Section 2.3 only, NestBuilder.com Corp., and Alex Aliksanyan

2.2 (2)		Memorandum of Understanding dated December 29, 2016, by and between Anshu Bhatnagar and Alex Aliksanyan

2.3 (2)		Amended and Restated Agreement dated January 2, 2017, by and among RealBiz Media Group, Inc., Anshu Bhatnagar and Alex Aliksanyan

2.4 (2)		First Amendment to Contribution and Spin-Off Agreement dated as of January 29, 2018, by and between RealBiz Media Group, Inc., Anshu Bhatnagar, NestBuilder.com Corp., and Alex Aliksanyan

3.1 (1)		Articles of Incorporation of NestBuilder.com Corp.

3.2 (1)		Bylaws of NestBuilder.com Corp.

3.3 (4)		Certificate of Designation of the Series A Convertible Preferred Stock

10.1 (5)		Settlement Agreement dated February 4, 2022 between Nestbuilder.com Corp. and Alex Aliksanyan

10.2 (5)		Settlement Agreement dated February 4, 2022 between Nestbuilder.com Corp. and Thomas Grbelja

10.3 (5)		Settlement Agreement dated February 4, 2022 between Nestbuilder.com Corp. and William McLeod

10.4 (5)		Settlement Agreement dated February 4, 2022 between Nestbuilder.com Corp. and Julio Fernandez

10.5 (5)		Form of Restricted Stock Award Agreement

10.6 (5)		Form of Common Stock Purchase Warrant

10.7 (5)		Form of Note Conversion and Warrant Amendment Agreement

10.8 (6)		Form of Stock Purchase Agreement

99.1 (3)		Preliminary Information Statement of NestBuilder.com Corp., subject to completion, dated April 12, 2018

31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*		Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*		Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	(1)	Incorporated by reference from our registration statement on Form 10, filed with the Commission on December 22, 2017.

	(2)	Incorporated by reference from Amendment No. 1 to our registration statement on Form 10/A, filed with the Commission on February 20, 2018.

	(3)	Incorporated by reference from Amendment No. 5 to our registration statement on Form 10/A, filed with the Commission on July 23, 2018.

	(4)	Incorporated by reference from our Current Report on Form 8-K, filed with the Commission on June 3, 2019.

	(5)	Incorporated by reference from our Current Report on Form 8-K, filed with the Commission on February 11, 2022.

	(6)	Incorporated by reference from our Current Report on Form 8-K, filed with the Commission on March 4, 2022.

* Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nestbuilder.com Corp.

Dated April 18, 2022	By:	/s/ Alex Aliksanyan
	Name:	Alex Aliksanyan
	Title:	Chief Executive Officer

