Form 10-Q
period 2022-08-31
Nestbuilder.com Corp.
filed 2022-10-04
CIK 1725516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of October 3, 2022, there were 6,090,580 shares of common stock, par value $0.0001, issued and outstanding.

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

ITEM 1	Financial Statements

NESTBUILDER.COM CORP.

BALANCE SHEETS

	August 31, 2022	November 30, 2021
	(unaudited)
Assets
Current Assets:
Cash	$101,013	$19,622
Total current assets	101,013	19,622

Total assets	$101,013	$19,622

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable and accrued expenses	$99,497	$102,000
Paycheck protection SBA loan	-	15,077
Convertible promissory notes payable and accrued interest	-	50,571
Total current liabilities	99,497	167,648

Total liabilities	99,497	167,648

Commitments and Contingencies (Note 8)

Stockholders’ Deficit:
Series A preferred stock, par value $0.0001; 25,000,000 shares authorized,zero shares issued and outstanding	-	-
Common stock, par value $0.0001; 250,000,000 shares authorized; 6,008,080 shares issued and outstanding at August 31, 2022 and 1,673,237 shares issued and outstanding at November 30, 2021	602	167
Treasury Stock, at cost (640,000 shares)	(120,000)	(120,000)
Additional paid in capital	1,332,554	587,869
Accumulated deficit	(1,211,640)	(616,062)
Total stockholders’ deficit	1,516	(148,026)
Total liabilities and stockholders’ deficit	$101,013	$19,622

The accompanying notes are an integral part of these unaudited financial statements

NESTBUILDER.COM CORP.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended		For the nine months ended
	August 31, 2022	August 31, 2021	August 31, 2022	August 31, 2021

Real estate media revenue	$11,736	$16,675	$36,247	$47,768

Cost of revenues	5,344	4,144	13,155	13,028

Gross profit	6,392	12,531	23,092	34,740

Operating expenses:
Marketing and promotions	18	98	107	418
Salaries and benefits	-	-	-	14,568
General and administrative	220,950	26,809	554,184	44,988
Total operating expenses	220,968	26,907	554,291	59,974

Operating loss	(214,576)	(14,376)	(531,199)	(25,234)

Other Income (Expenses):
Gain on forgiveness of PPP and SBA loans	-	-	15,077	13,080
Interest expense	-	-	(7,258)	-
Loss on extinguishment of debt	-	-	(72,198)	-
Total other income (expenses), net	-	-	(64,379)	13,080

Net loss	(214,576)	(14,376)	(595,578)	(12,154)

Net loss per common share:
Basic and diluted	$(0.036)	$(0.01)	$(0.130)	$(0.010)

Weighted average number of common shares outstanding:
Basic and diluted	6,008,080	1,673,237	4,594,960	1,673,237

The accompanying notes are an integral part of these unaudited financial statements

NESTBUILDER.COM CORP

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT FOR THREE AND NINE MONTHS ENDED AUGUST 31, 2022 AND 2021

(Unaudited)

	Common Stock		Treasury Stock Par	Additional Paid	Accumulated	Stock Subscription	Total Stockholders’
	Shares	Amount	Value	in Capital	Deficit	Receivable	Deficit
Balance November 30, 2020	1,673,237	$167	$(120,000)	$587,869	$(588,992)	$-	$(120,956)
Net operating loss	-	-	-	-	(9,633)	-	(9,633)
Balance February 29, 2021	1,673,237	167	(120,000)	587,869	(598,625)	-	(130,589)
Net operating loss	-	-	-	-	11,855	-	11,855
Balance May 31, 2021	1,673,237	$167	$(120,000)	$587,869	$(586,770)	-	$(118,734)
Net operating loss	-	$-	$-	$-	$(14,376)	-	(14,376)
Balance August 31, 2021	1,673,237	$167	$(120,000)	$587,869	$(601,146)	$-	$(133,110)

Balance November 30, 2021	1,673,237	$167	$(120,000)	$587,869	$(616,062)	$-	$(148,026)
Stock-based compensation	-	-	-	69,334	-	-	69,334
Issuance of common stock for cash	1,287,500	129	-	102,871	-	(36,000)	67,000
Fair value of common stock issued for debt extinguishment	1,307,772	131	-	141,621	-	-	141,752
Issuance of warrants, vested immediately, with convertible notes	-	-	-	6,275	-	-	6,275
Net operating loss					(162,928)		(162,928)
Balance February 28, 2022	4,268,509	427	(120,000)	907,970	(778,990)	(36,000)	(26,593)
Stock-based compensation	-	-	-	171,310	-	-	171,310
Cash received for stock subscription receivable	-	-	-	-	-	36,000	36,000
Exercise of warrants for cash	335,505	34	-	6,676	-	-	6,710
Fair value of common stock issued for debt extinguishment	29,066	3	-	2,047	-	-	2,050
Vesting of restricted stock	1,375,000	138	-	36,529	-	-	36,667
Net operating loss	-	-	-	-	(218,074)	-	(218,074)
Balance May 31, 2022	6,008,080	602	(120,000)	1,124,532	(997,064)	-	8,070
Stock-based compensation	-	-	-	180,522	-	-	180,522
Vesting of restricted stock	-	-	-	27,500	-	-	27,500
Net operating loss	-	-	-	-	(214,576)	-	(214,576)
Balance August 31, 2022	6,008,080	$602	$(120,000)	$1,332,554	$(1,211,640)	$-	$1,516

The accompanying notes are an integral part of these unaudited financial statements

NESTBUILDER.COM CORP.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended
	August 31, 2022	August 31, 2021
Cash Flows from Operating Activities:
Net income (loss)	$(595,578)	$(12,154)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	485,333	-
Gain on forgiveness of PPP and SBA loans	(15,077)	(13,080)
Amortization of warrants issued with debt	6,275	-
Loss on extinguishment of debt	72,198	-
Changes in operating assets and liabilities:
Decrease in accounts payable and accrued expenses	(2,503)	(11,497)
Increase in accrued interest	1,033	2,242
Net cash used in operating activities	(48,319)	(34,489)

Cash Flows from Financing Activities:
Proceeds from convertible note payable	20,000	43,500
Proceeds from issuance of common shares	67,000	-
Cash received for stock subscription receivable	36,000	-
Proceeds from Paycheck Protection SBA Loan	-	13,077
Proceeds from exercise of warrants	6,710	-
Net cash provided by financing activities	129,710	56,577

Net Increase in Cash	81,391	22,088

Beginning of year	19,622	4,124
End of year	$101,013	$26,212

Schedule of Non-Cash Investing and Financing Activities:
Conversion debt settlement	$71,604	$-
Warrants amended with debt settlement	$16,486	$-
Warrants issued with convertible notes	$6,275	$-

The accompanying notes are an integral part of these unaudited financial statements

NESTBUILDER.COM CORP.

CONDENSED NOTES TO THE FINANCIAL STATEMENTS

AUGUST 31, 2022 and 2021

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

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10K and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (all of which are of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the nine months ended August 31, 2022 are not indicative of the results that may be expected for the year ending November 30, 2022 or for any other future period. These unaudited financial statements and the unaudited condensed notes thereto should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Form 10-K for the year ended November 30, 2021, filed with the Securities and Exchange Commission (the “SEC”) on December 30, 2021.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from such estimates.

Cash and Cash Equivalents

The Company considers all unrestricted demand deposits, money market funds and highly liquid debt instruments with an original maturity of less than 90 days to be cash and cash equivalents. There were no cash equivalents as of August 31, 2022, and November 30, 2021.

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

Impairment of Long-Lived Assets

In accordance with Accounting Standards Codification (“ASC”) 360-10, “Property, Plant, and Equipment”, the Company periodically reviews its long- lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not impair any long-lived assets as of August 31, 2022, and November 30, 2021.

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

Advertising Expense

Advertising costs are charged to expense as incurred and are included in marketing and promotions expense in the accompanying financial statements. Advertising expense for the nine months ended August 31, 2022, and August 31, 2021 were $106 and $418, respectively.

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

The Company recognizes expenses for tax penalties and interest assessed by the Internal Revenue Service and other taxing authorities upon receiving valid notice of assessments. The Company has received no such notices as of August 31, 2022.

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

	August 31, 2022	November 30, 2021
Shares on issuance of warrants outstanding	10,217,500	1,428,005
Shares on convertible promissory notes	-	722,443
Shares on unvested restricted stock	973,958	-
	11,191,458	2,150,448

Concentrations, Risks and Uncertainties

The Company’s operations and revenue are related to the real estate industry and its prospects for success are tied indirectly to interest rates and the general housing and business climates in the United States. Financial instruments and related items, which potentially subject the Company to concentration of credit risk consists primarily of cash. The Company places its cash with high credit quality institutions. At times, such deposits may be in excess of the FDIC insurance limit of $250,000. The Company did not have cash on deposit in excess of such limit at August 31, 2022.

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

At August 31, 2022, the Company had working capital of $1,516, an accumulated deficit of $1,211,640 and a net loss and cash used in operations of $595,578 and $48,319, respectively, for the nine months ended August 31, 2022. It is management’s opinion that these facts raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the date of this filing, without additional debt or equity financing. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts nor to the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

As of August 31, 2022, COVID-19 has not had a material impact on our results of operations or financial condition.

Note 4: PROPERTY AND EQUIPMENT

At August 31, 2022 and November 30, 2021, the Company’s property and equipment are as follows:

	Estimated Life (in years)	August 31, 2022	November 30, 2021

Office equipment	3	$82,719	$82,719
Less: accumulated depreciation		(82,719)	(82,719)

		$-	$-

The Company’s fixed assets are fully depreciated.

NOTE 5: ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The Company’s accounts payable and accrued expenses are as follows:

	August 31, 2022	November 30, 2021
Trade payables and accruals	$99,497	$102,000

Total accounts payable and accrued expenses	$99,497	$102,000

NOTE 6: RELATED PARTY TRANSACTIONS

Convertible Promissory Notes

During the nine months ended August 31, 2022, Mr. Aliksanyan, our Chief Executive Officer and board member, Mr. Grbelja, our Chief Financial Officer and board member, and Mr. McLeod, our Secretary and board member, converted promissory notes for common stock as part of a Note Conversion and Warrant Amendment Agreement (See Note 7 and Note 9).

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

On May 5, 2022, Mr. Aliksanyan, our Chief Executive Officer and board member, Mr. Grbelja, our Chief Financial Officer and board member, and Mr. McLeod, our Secretary and board member, exercised a portion of their warrants to purchase common stock. A total of 130,505 warrants were exercised at an exercise price of $0.02 per share resulting in 130,505 shares issued.

There was $236,833 of related party stock based compensation included in general and administrative expenses and $575,167 of related party unvested stock based compensation expense as of August 31, 2022 which will be recognized through February 28, 2024.

Common Stock Purchase Warrant Amendments

On May 26, 2022 the Company amended the 2019 and 2022 warrant agreements to reduce the exercise price from $0.20 and $0.0925, respectively, to $0.062 per share.

On July 13, 2022 the Company amended the 2019 and 2022 warrant agreements to reduce the exercise price from $0.062 to $0.045 per share, to agree to the fair market value of the stock of the Company at the time of the amendment.

Mr. Aliksanyan, our Chief Executive Officer and board member, Mr. Grbelja, our Chief Financial Officer and board member, and Mr. McLeod, our Secretary and board member, had 5,875,000 warrants outstanding as of August 31, 2022 that were included in the amended agreements. There was no adjustment to the fair value of the 2019 and 2022 warrants as a result of the warrant modifications as there was no increase in the incremental cost of the warrant. See Note 7.

Restricted Stock Awards

On February 4, 2022, the Company issued 825,000 shares of restricted common stock to its officers and directors at a price per share of $0.0925, the fair market value at the date of issuance. Pursuant to the terms of the Restricted Stock Award Agreements, the restricted common stock vests in a series of eight (8) successive equal quarterly installments beginning on the date of grant, provided that the grantee continuously provides services to the Company as an employee, officer, director, contractor or consultant through the applicable vesting date. The foregoing vesting schedule is subject to acceleration in the event of the service provider’s death, disability, termination without cause, or a change in control of the Company. There was $38,500 of related party stock based compensation included in general and administrative expenses and $95,500 of related party unvested restricted stock based compensation expense as of August 31, 2022 that will be recognized through February 28, 2024.

NOTE 7: STOCKHOLDERS’ DEFICIT

The total number of shares of all classes of stock that the Company shall have the authority to issue is 275,000,000 shares consisting of: 250,000,000 shares of common stock with a $0.0001 par value per shares; and 25,000,000 shares of preferred stock, par value $0.0001 per share. On May 31, 2019, we filed a certificate of designation with the Secretary of State of the State of Nevada to create a new class of preferred stock designated as the Series A Convertible Preferred Stock. The holders of Series A Convertible Preferred Stock are entitled to receive dividends in an amount equal to any dividends or other Distribution on the Common Stock. The holders of Series A Convertible Preferred Stock are entitled to be paid out of the Available Funds and Assets, in preference to any payment or distribution of any Available Funds and Assets on any shares of Common Stock or subsequent preferred stock, an amount per share equal to the Original Issue Price of the Series A Convertible Preferred Stock plus all declared but unpaid dividends on the Series A Convertible Preferred Stock. Each share of Series A Convertible Preferred Stock is convertible, at the option of the holder thereof, at any time after the issuance of such share, into one (1) share of Common Stock. As of August 31, 2022, there were 6,008,080 shares of common stock issued and outstanding, of which 973,958 shares are restricted stock issued but not yet vested, and zero shares of Series A Convertible Preferred Stock issued and outstanding.

Common Stock

On February 4, 2022, the Company issued 1,375,000 shares of restricted common stock at $0.0925 per share to its officers, contracted consultants and professionals. Pursuant to the terms of the Restricted Stock Award Agreements, the restricted common stock vests in a series of eight (8) successive equal quarterly installments beginning on the date of grant, provided that the grantee continuously provides services to the Company as an employee, officer, director, contractor or consultant through the applicable vesting date. The foregoing vesting schedule is subject to acceleration in the event of the service provider’s death, disability, termination without cause, or a change in control of the Company. During the nine months ended August 31, 2022, there was $64,167 of stock based compensation included in general and administrative expense and $155,833 of unvested restricted stock based compensation expense as of August 31, 2022 that will be recognized through May 31, 2024. As of August 31, 2022, 401,042 shares of restricted stock had vested, 973,958 shares of restricted stock remain unvested.

On February 7, 2022, our existing noteholders exercised their conversion rights and were issued 678,180 shares of common stock at $0.07 and 630,029 shares of common stock at $0.035 for a total value of $69,554. As an incentive to convert their notes, three noteholders agreed to a modification where they converted a portion of their notes at $0.035 per common share. The share price at the time of the conversion was $0.177 which resulted in a loss on debt extinguishment of $55,712, which is included in the loss on extinguishment of debt of $72,198 on the Statement of Operations as of August 31, 2022.

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

2022 Warrants

In January 2022, the Company issued an additional 100,000 warrants pursuant to the Securities Purchase Agreement and issuance of convertible notes in the amount of $20,000. The warrants have an exercise price of $0.10 per share and the warrants vest immediately and expire on December 31, 2022. The Company recorded $6,275 of interest expense for these awards during the nine months ended August 31, 2022.

On February 4, 2022, the Company issued 9,025,000 common stock warrants to its officers, contracted consultants and professionals. Each warrant is convertible into 1 share of common stock with an exercise price of $0.0925. The warrants expire on February 4, 2027. Pursuant to the terms of the Common Stock Purchase Warrants, ¼th of the total number of shares underlying the warrants will vest and become exercisable on the first anniversary of the date of issuance, and an additional l/12th of the total number of remaining shares underlying the warrants will vest and become exercisable on each of the monthly anniversaries thereafter, in each case, so long as the holder continues to be a service provider of the Company. The foregoing vesting schedule is subject to acceleration in the event of the service provider’s death, disability, termination without cause or a change in control of the Company. There was $421,166 of stock based compensation expense included in general and administrative expenses as of August 31, 2022 and $1,022,833 of unvested stock based compensation which will be recognized through February 28, 2024.

On February 7, 2022, the Company and the purchasers under the Securities Purchase Agreement executed Note Conversion and Warrant Amendment Agreements pursuant to which they amended the common stock purchase warrants issued pursuant to the Securities Purchase Agreement, dated December 10, 2020, to reduce the exercise price per share from $0.10 per share to $0.02 per share for 217,500 warrants. As a result of the warrant modification in conjunction with the note conversion, $16,486 was recorded as a loss on extinguishment of debt for the nine months ended August 31, 2022, which is included in the loss on extinguishment of debt of $72,198 on the Statement of Operations.

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

On July 13, 2022, the Company executed a Warrant Amendment Agreement pursuant to which they amended the common stock purchase warrants issued pursuant to the 2019 warrants and 2022 warrants, reducing the exercise price per share from $0.062 to $0.045, to agree to the fair market value of the stock of the Company at the time of the amendment. There was no adjustment to the fair value of the 2019 and 2022 warrants as a result of the warrant modifications as there was no increase in the incremental cost of the warrant.

A summary of the Company’s outstanding common stock warrants as of August 31, 2022 is as follows:

		Weighted
		Average
		Exercise	Intrinsic
	Warrants	Price	Value
Outstanding, November 30, 2021	1,428,005	$0.176	$0.00
Warrants granted and issued	9,125,000	$0.092	$0.00
Warrants exercised	(335,505)	$0.020	$0.00
Outstanding, August 31, 2022	10,217,500	$0.045	$0.00

Common stock issuable upon exercise of warrants	10,217,500	$0.045	$0.00

The following table summarizes information about common stock warrants outstanding at August 31, 2022:

Warrants Outstanding			Warrants Exercisable
Number Outstanding at	Weighted Average	Weighted Average	Number Exercisable at	Weighted Average
August 31, 2022	Remaining Life	Exercise Price	August 31, 2022	Exercise Price
10,217,500	4.14 Years	$0.045	1,192,500	$0.045

The Company estimates the fair value of each award on the date of grant using a Black Scholes valuation model that uses the following assumptions for warrants modified during the nine month period ended August 31, 2022:

Expected volatility	595%
Expected dividends	0%
Expected term (in years)	5 years
Risk-free rate	3.01%

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

On May 11, 2022, our remaining noteholders exercised their conversion rights and were issued 29,066 shares of common stock at $0.07 for a total value of $2,050. There are no convertible notes outstanding as of August 31, 2022.

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

Results of Operations for the Three Months Ended August 31, 2022 and August 31, 2021

Revenues

Total revenue for the three months ended August 31, 2022 amounted to $11,736 as compared to $16,675 for the three months ended August 31, 2021, a decrease of $4,939 or 30%. The decrease is primarily a result of declining legacy virtual tour business, due primarily to the loss of our top two franchise accounts, who took their video production business in house. We envision these trends continuing for the foreseeable future and see significant risks to the future of our legacy business.

Cost of Revenue

Cost of revenues totaled $5,344 for the three months ended August 31, 2022, compared to $4,144 for the same periods ended August 31, 2021, representing an increase of $1,200 or 29%. Cost of revenues consists primarily of engineering and server costs incurred in connection with maintenance of our online networks.

Operating Expenses

Our operating expenses, of which 99.9% consists of general and administrative expenses plus $18 and $98 in marketing expenses for the three months ended August 31, 2022 and 2021, respectively, increased 721% to $220,968 for the three months ended August 31, 2022, compared to $26,907 for the three months ended August 31, 2021. The main increase in operating expenses relates to stock-based compensation and vested restricted stock, included in general and administrative expenses, of $208,000. Marketing and promotion expenses decreased $80 and amounted to $18 for the three months ended August 31, 2022.

General and administrative expenses amounted to $220,950 and $26,809 for the three months ended August 31, 2022 and August 31, 2021, respectively. A breakdown of general and administrative expenses is as follows:

	Three months Ended
	August 31,
Expense	2022	2021	Increase/(Decrease)
Professional Fees	$7,061	$24,580	$(17,519)
Interest	-	1,023	(1,023)
Stock-based compensation	208,000	-	208,000
Dues and Subscriptions	507	798	(291)
Other	5,382	408	4,974
Total	$220,950	$26,809	$194,141

Net Income/Loss

We had net loss of $214,576 for the three months ended August 31, 2022, compared to net loss of $14,376 for the three months ended August 31, 2021, a decrease of $200,200 due to the changes described above.

Discussion of Results for Nine Month Period Ended August 31, 2022 and 2021

Revenues

Total revenue for the nine months ended August 31, 2022 was $36,247 compared to $47,768 for the nine months ended August 31, 2021, a decrease of $11,521 or 24%. The decrease is primarily a result of declining legacy virtual tour business. Our legacy “on demand” video business has been declining on average 25% per year over the past two years. This trend is driven by our once unique technology being commoditized and offered as a “free” tool by many real estate web site producers.

Cost of Revenue

Cost of revenues totaled $13,155 for the nine months ended August 31, 2022, compared to $13,028 for the nine months ended August 31, 2021, representing a decrease of $127 or .01%. Cost of revenues consists primarily of engineering and server costs incurred in connection with maintenance of our online networks. The decline this year is primarily related to reduced engineering costs to maintain the website also a decline in revenue volume.

Operating Expenses

Our operating expenses, which include salaries and benefits, marketing, and general and administrative expenses, increased 824% to $554,291, for the nine months ended August 31, 2022, compared to $59,974 for the nine months ended August 31, 2021, an increase of $494,317. The overall increase in operating expenses was substantially due to an increase in stock-based compensation and vesting of restricted stock, included in general and administrative expenses, of $485,195 and a decrease in selling and promotional expenses of $311.

General and administrative expenses amounted to $554,184 and $44,988 for the nine months ended August 31, 2022 and August 31, 2021, respectively. A breakdown of general and administrative expenses is as follows:

	Nine Months Ended
	August 31,
Expense	2022	2021	Increase/(Decrease)
Professional Fees and legal fees	$55,231	$38,713	$16,518
Interest	-	2,242	(2,242)
Stock-based compensation	485,317	-	485,317
Dues & subscriptions	1,661	2,451	(790)
Other	11,975	1,582	10,393
Total	$554,184	$44,988	$509,196

Other Income (Expenses)

Our other income, net, decreased by $77,459 for the nine months ended August 31, 2022 versus the prior year. A summary of other income is as follows:

	Nine Months Ended
	August 31,
	2022	2021	Increase/(Decrease)
Interest Expense	$(7,258)	$-	$(7,258)
Loss on extinguishment of debt	(72,198)	-	(72,198)
Gain of forgiveness of PPP #1	$15,077	$13,080	$1,997
Total	$(64,379)	$13,080	$(77,459)

Net Income/Loss

We had a net loss of $595,578 for the nine months ended August 31, 2022, compared to a net loss of $12,154 for the nine months period ended August 31, 2021, a decrease of $583,424 due to the changes described above.

Liquidity and Capital Resources; Anticipated Financing Needs

On August 31, 2022, we had $101,013 cash on-hand, an increase of $81,391 from the beginning of the year balance of $19,622.

Net cash used in operating activities was $48,319 for the nine months ended August 31, 2022, an increase of $13,830 from $34,489 of cash used in operations during the nine months ended August 31, 2021. This decrease was primarily due a smaller operating loss during the current fiscal quarter.

Net cash provided by investing activities was $-0- for the nine months ended August 31, 2022. Net cash used in investing activities was $-0- for the nine months ended August 31, 2021.

Net cash provided by financing activities was $129,710 for the nine months ended August 31, 2022, from the issuance of common stock. Net cash used by financing activities was $56,577 for the nine months ended August 31, 2021.

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

Income Taxes.

The Company accounts for income taxes using an asset and liability approach to financial accounting and reporting for income taxes. Accordingly, deferred tax assets and liabilities arise from the difference between the tax basis of an asset or liability and its reported amount in the financial statements. Deferred tax amounts are determined using the tax rates expected to be in effect when the taxes will actually be paid or refunds received, as provided under currently enacted tax law. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense or benefit is the tax payable or refundable, respectively, for the period plus or minus the change in deferred tax assets and liabilities during the period. The Company has recorded a full valuation allowance for its net deferred tax assets as of August 31, 2022 and November 30, 2021 because realization of those assets is not reasonably assured.

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

The Company believes its income tax filing positions and deductions will be sustained upon examination and, accordingly, no reserves, or related accruals for interest and penalties has been recorded at August 31, 2022 and 2021.

Share-Based Compensation

The Company accounts for stock incentive plans by measurement and recognition of compensation expense for all stock-based awards based on estimated fair values, net of estimated forfeitures. Share-based compensation expense includes compensation cost for restricted stock awards, stock options and warrants as applicable. The Company uses the Black-Scholes option-pricing model to determine the fair value of options granted as of the grant date. There was $421,166 and $0 of share- based compensation expense for the nine months ended August 31, 2022 and 2021, respectively.

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

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Disclosure controls and procedures include, without limitation, controls and other procedures that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of August 31, 2022.

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

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our financial statements may not be prevented or detected on a timely basis. In light of this material weakness, we performed additional analyses and procedures in order to conclude that our unaudited financial statements for the three and nine months ended August 31, 2022, included in this Quarterly Report on Form 10-Q were fairly stated in accordance with GAAP. Accordingly, management believes that despite our material weaknesses, our unaudited financial statements for the three and nine months ended August 31, 2022 are fairly stated, in all material respects, in accordance with GAAP.

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

ITEM 1A	Risk Factors

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds

There is no information required to be disclosed by this Item.

ITEM 3	Defaults Upon Senior Securities

There is no information required to be disclosed by this Item.

ITEM 4	Mine Safety Disclosures

There is no information required to be disclosed by this Item.

ITEM 5	Other Information

There is no information required to be disclosed by this Item.

ITEM 6	Exhibits

Exhibit No.	Exhibit Description

2.1 (1)	Contribution and Spin-Off Agreement, dated as of October 27, 2017, by and among RealBiz Media Group, Inc., Anshu Bhatnagar, for purposes of Section 2.3 only, NestBuilder.com Corp., and Alex Aliksanyan

2.2 (2)	Memorandum of Understanding dated December 29, 2016, by and between Anshu Bhatnagar and Alex Aliksanyan

2.3 (2)	Amended and Restated Agreement dated January 2, 2017, by and among RealBiz Media Group, Inc., Anshu Bhatnagar and Alex Aliksanyan

2.4 (2)	First Amendment to Contribution and Spin-Off Agreement dated as of January 29, 2018, by and between RealBiz Media Group, Inc., Anshu Bhatnagar, NestBuilder.com Corp., and Alex Aliksanyan

3.1 (1)	Articles of Incorporation of NestBuilder.com Corp.

3.2 (1)	Bylaws of NestBuilder.com Corp.

3.3 (4)	Certificate of Designation of the Series A Convertible Preferred Stock

10.1(5)	Form of Second Amendment to Common Stock Purchase Warrant

10.2(5)	Form of Second Amendment to Common Stock Purchase Warrant

99.1 (3)	Preliminary Information Statement of NestBuilder.com Corp., subject to completion, dated April 12, 2018

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

(1)	Incorporated by reference from our registration statement on Form 10, filed with the Commission on December 22, 2017.

(2)	Incorporated by reference from Amendment No. 1 to our registration statement on Form 10/A, filed with the Commission on February 20, 2018.

(3)	Incorporated by reference from Amendment No. 5 to our registration statement on Form 10/A, filed with the Commission on July 23, 2018.

(4)	Incorporated by reference from our Current Report on Form 8-K, filed with the Commission on June 3, 2019.

(5)	Incorporated by reference from our Current Report on Form 8-K, filed with the Commission on July 18, 2022.

* Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Nestbuilder.com Corp.

Dated October 4, 2022	By:	/s/ Alex Aliksanyan
	Name:	Alex Aliksanyan
	Title:	Chief Executive Officer

