Form 10-K
period 2022-11-30
RENEWABLE INNOVATIONS, INC.
filed 2023-03-08
CIK 1725516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________ to _____________.

Commission file number 000-55875

Renewable Innovations, Inc.

(Exact name of registrant as specified in its charter)

Nevada	82-3254264
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

588 West 400 South, Suite 110 Lindon, UT	84042
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (801) 406-6740

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.0001

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S. C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of March 3, 2023 was $365,435, based on the closing price of $0.06 on May 31, 2022.

As of March 3, 2023, there were 6,090,580 shares of common stock, par value $0.0001, issued and outstanding.

Documents Incorporated by Reference

None.

RENEWABLE INNOVATIONS, INC.

FORM 10-K ANNUAL REPORT

FOR THE FISCAL YEAR ENDED NOVEMBER 30, 2022

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

Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions. The Company’s future results and shareholder values may differ materially from those expressed in these forward-looking statements. Readers are cautioned not to put undue reliance on any forward-looking statements.

ITEM 1 – BUSINESS

Our Historical Nestbuilder Business

Prior to our merger with Renewable Innovations, Inc., a Delaware corporation, we were engaged in the business of providing digital media and marketing services for the real estate industry. We generated revenue from service fees (video creation and production and referral fees from our LoseTheAgent.com website). At the core of our programs was our proprietary video creation technology which allowed for an automated conversion of data (text, video slices and pictures of home listings) to a video with voice over and music. We provided video search, storage and marketing capabilities on multiple platform dynamics for web and mobile. Once a home, personal or community video was created using our proprietary technology, it could be published to social media, email or distributed to multiple real estate websites.

In addition, we owned and operated the web site LoseTheAgent.com, which was a site dedicated to peer-to-peer real estate transactions between home sellers and buyers - the so called For Sale By Owner segment. We had as many as 100,000 home listings across all 50 states. We monetized the website by charging fees for both listing a home for sale and picking up possible buyers’ messages of interest.

We discontinued the historical business of Nestbuilder.com on February 28, 2023.

Corporate History

We were incorporated on June 28, 2019 and commenced operations in 2021.

On December 1, 2022, pursuant to an Agreement and Plan of Merger, we were acquired by Nestbuilder.com Corp through the merger of NB Merger Corp. with and into Renewable Innovations, Inc., with Renewable Innovations, Inc. continuing as the surviving wholly owned subsidiary of Nestbuilder.com Corp. Renewable Innovations, Inc., a Delaware corporation (the wholly owned subsidiary), changed its name to Renewable Innovations Corp., and Nestbuilder.com Corp (the parent corporation) changed its name to Renewable Innovations, Inc.

Overview

We are focused on designing, optimizing, developing, and producing modular, scalable, zero-carbon green renewable solutions. Applications for scalable power vary from primary power to emergency power and mobile power.

Our initial focus is on mobile and stationary electric vehicle rapid charging.

We leverage our deep engineering expertise, history in power, and market vision and combine those with industry leaders through collaboration agreements for best product, best price, and best availability One example of this is our collaboration agreement with General Motors (“GM”) for its fuel cells and batteries.

Our expertise and leadership experience in the industry began in 2014 when we began developing polymer electrolyte membrane (PEM) fuel cells for datacenter backup power. This collaboration was with Daimler, Hewlett Packard Enterprises (HPE), and the National Renewable Energy Laboratory (NREL).

In 2017, a fuel cell system was installed at NREL and demonstrated to attendees during the Super Computing Show held in Denver that year. In 2019 and 2020 full load testing and validation of 250 kilowatt (“kW”) fuel cells were performed over 24- and 48-hour non-stop runs with Microsoft. The tests were considered successful and began an evolution for others to explore this solution.

We are focused on taking advantage of the projected growth of the hydrogen market by continuing to design and build stationary power systems using hydrogen fuel cells. Our first product, the “MEC-H” (Mobile Energy Command-Hydrogen) has been tested in multiple commercial applications including the Rebelle Rally in October 2021 when the product was used to power the all-women’s race in the deserts of Nevada and California. See (www.rebellerally.com).

The Market

In the past, the technology wasn’t quite ready, or people were not serious enough about decarbonization. We don’t believe that those barriers exist today. With the barriers removed, we believe the hydrogen economy will enter into a renaissance in the 2020s and will create an $11 trillion hydrogen market in the coming decades1.

Despite its series of false starts over the past 50 years, hydrogen is finally coming into its own global adoption as the fuel of the future. We believe four factors are relevant to this change:

●	we believe any power source made with hydrogen will be infinitely more energy-dense than a power source made with something else; and

●	the politics have changed:

○	President Biden signed the Inflation Reduction Act into law, which includes nearly $400 billion in energy and climate spending. A significant bulk of that will go toward clean hydrogen production;

○	The Bipartisan Infrastructure Law includes $9.5 Billion in clean hydrogen initiatives;

●	hydrogen is now produced cost-effectively from renewable energy sources like solar and wind instead of natural gas. Economies of scale and advanced tech have led hydrogen fuel cell costs to drop 60% over the past decade. Deloitte expects those costs to drop below electric battery and combustion engine costs in just a few years.

●	the technology has changed. Technological breakthroughs and falling renewable energy expenses have led to a new era of scalable “Green Hydrogen” production.

We are accelerating the growth and opportunities within the renewable economy. Our team brings experience and connections across the sector.

1 Matthew Blieske, Shell’s Global Hydrogen Product Manager, in “Hydrogen Fuel Gives Rise to an $11 Trillion Revolution” by Luke Lango, InvestorPlace Senior Investment Analyst.

Intellectual Property Rights

We have developed significant intellectual and proprietary technologies for the renewable industry; however, we do not own any patents or trademarks. We use the following methods to protect our intellectual property:

Copyright Protection

Copyright law protects the source and object code of software and ensures exclusive rights. Copyright protection arises automatically upon the creation of an original work of authorship. The duration of a copyright is the author’s life plus fifty years. We have common law copyright protection of our designs.

Trade Secret Protection

We choose to protect many of the ideas and concepts behind our product offerings as trade secrets.

From time to time, we may encounter disputes over rights and obligations concerning intellectual property. While we believe that our product and service offerings do not infringe the intellectual property rights of any third party, we cannot assure you that we will prevail in any intellectual property dispute. If we do not prevail in such disputes, we may lose some or all of our intellectual property protection, be enjoined from further sales of the applications determined to infringe the rights of others, and/or be forced to pay substantial royalties to a third party.

Governmental Controls, Approval and Licensing Requirements

Our products are subject to international, federal, state, and local requirements in accordance with statutes and ordinances relating to, among others, building codes, fire codes, public safety, electrical codes, etc. The level of regulation varies based on location.

Safety standards have been established by the American National Standards Institute (“ANSI”), covering the overall fuel cell system, however additional safety practices are being refined and defined by organizations such as the Institute of Electrical and Electronics Engineers (IEEE), Center for Hydrogen Safety (CHS), National Fire Protection Association (NFPA), and the International Fire Code (IFC). Our products are designed to meet and exceed all applicable safety standards.

Competition

The U.S. power grid is not capable of providing sufficient power or available to charge the electric vehicles that are coming to market. Power sources independent from the gird will be needed. Hydrogen is one source of power capable of providing large amounts of power for charging these vehicles.

Stationary and primary power is also another significant marked for fuel cells systems. Applications range from large data centers and corporate facilities, to smaller mobile and emergency services. Although there is more competition arising in these areas, we feel we have a lead in these applications.

There are multiple PEM fuel cell manufactures in the world, including General Motors, Toyota, Hyundai, Honda, Ballard, PLUG Power, Fuel Cell Energy, to name a few. Most manufacturers typically do not do integration. Some automotive manufacturers will install versions of their fuel cells systems in certain vehicles, others will contract or partner with other companies to integrate their fuel cells into vehicles.

We believe the principal competitive factors in the markets in which we operate will include product features relative to price and performance, lifetime operating cost, including any maintenance and support, product quality and reliability, safety, ease of use, footprint, rapid integration with existing equipment and processes as well as service and support and corporate reputation.

Employees

We currently employ between 30 and 50 personnel which is comprised of full time, part time and contract personnel.

ITEM 1A. – RISK FACTORS.

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

We face risks in developing our product candidates and services and eventually bringing them to market. We also face risks that our business model may become obsolete. The following risks are material risks that we face. If any of these risks occur, our business, our ability to achieve revenues, our operating results and our financial condition could be seriously harmed.

Risk Factors Related to the Business of the Company

A. Business Risks

We have a limited operating history and no historical financial information upon which you may evaluate our performance.

We were incorporated in Delaware in June 2019 and are still in our earlier stages of development. You should consider our prospects for success in light of the associated risks and uncertainties. Unanticipated problems, expenses, and delays are frequently encountered in newer businesses, such as ours, and in developing new products and services. These include, but are not limited to, inadequate funding, lack of consumer acceptance, competition, product development, onerous or problematic terms under licensing and other agreements, and inadequate marketing and sales. We may not successfully address these risks and uncertainties or successfully implement our existing and new products and services. The failure by us to meet any of these and other risks or uncertainties could have a materially adverse effect upon us and may force us to reduce or curtail operations. No assurance can be given that we can or will ever operate profitably.

We will need additional funding in the future, and if we are unable to raise capital when needed, we may be forced to delay, reduce or eliminate products, programs, commercial efforts, or sales efforts. Developing products and marketing developed products is costly. We will need to raise substantial additional capital in the future in order to execute our business plan and help us and our collaboration partners fund the development and commercialization of our products.

We intend to finance future cash needs through public or private equity offerings, debt financings, or strategic collaboration and licensing or royalty arrangements. Our stockholders may consequently experience additional dilution, and debt financing, if available, may involve restrictive covenants and high interest. Regarding accessing additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our products, processes and technologies or to grant licenses on terms not necessarily favorable to us. If adequate funds are not available from the foregoing sources, we may consider additional strategic financing options, including sales of assets, or we may be required to delay, reduce the scope of, or eliminate one or more of our research or development programs, or curtail some of our commercialization efforts of our operations. We may seek to access the public or private equity markets whenever conditions are favorable, even if we do not have an immediate need for additional capital.

If we are unable to attract and retain key personnel, we may not be able to effectively compete in our market.

Our success will depend, in part, on our ability to attract and retain key management beyond what we have today. We will attempt to enhance our management and technical expertise by recruiting qualified individuals with desired skills and experience in certain targeted areas. An inability to retain employees and to attract or recruit and keep sufficient additional employees could have a material adverse effect on our business, financial condition, results of operations, and cash flows, as well as limit or delay our ability to develop and market our products.

We may not be able to effectively manage our growth and operations, which could materially and adversely affect our business.

We may experience rapid growth and development in a relatively short time span through our marketing efforts. The management of this growth will require, among other things, continued development of our financial and management controls and management information systems, stringent control of costs, increased marketing activities, the ability to attract and retain qualified management personnel, and the training of new personnel. We intend to hire additional personnel in order to manage our expected growth and expansion. Failure to successfully manage our possible growth and development could have a material adverse effect on our business and the value of our common stock.

We may be unable to adequately protect or defend our intellectual property rights.

Our ability to compete partly depends on the superiority, uniqueness, and value of our intellectual property and technology, held directly or under license or royalty agreements with third parties. To protect our proprietary rights, we will rely on a combination of copyright and trade secret laws, confidentiality agreements with our employees and third parties, and protective contractual provisions. However, we may be forced to litigate to defend our intellectual property rights, or to defend against claims by third parties against us relating to intellectual property rights, which could be very costly and might negatively distract management from concentrating on operating the business.

The regulatory environment in our business space is complex, rapidly changing, and difficult to predict.

Investors should be aware that state and federal regulations in our business space are complex, and sometimes contradictory or inconsistent as between federal and state, or state to state regulations. However, positive changes have occurred in this industry in recent years, and it can be reasonably expected that the regulatory environment will continue to evolve in favorable way. A change in administrations on the federal level may result in significant changes in federal regulations and related enforcement, which could portend difficulties in planning and predicting future events. We might also encounter certain obstacles in implementing our business plan that include but are not limited to insurance issues. We intend to comply at all times and to the extent practicable with applicable regulations, but recognize that it may be difficult to always know what the regulatory requirements are, or whether or when such requirements will change.

B. Market Risks

Rising inflation rates, volatility in commodity prices and product shortages may adversely affect our financial results.

Some of our products contain commodity-priced materials. Commodity prices and supply levels affect our costs. These resources may become increasingly difficult to source due to various cost, geopolitical, or other reasons, which in turn might have a material adverse effect on our business.

Global inflationary pressures, particularly in the United States, have increased recently to levels not seen in recent years, which could potentially increase commodity price volatility, increased operating costs (including our labor costs) and reduced liquidity. In addition, the United States Federal Reserve has raised, and may again raise, interest rates in response to concerns about inflation, which may result in limitations on our ability to access credit or otherwise raise debt and equity capital. Our ability to pass on such increases in costs in a timely manner depends on market conditions, and the inability to pass along cost increases could result in lower gross margins. Increases in interest rates, especially if coupled with reduced government spending and volatility in financial markets, may have the effect of further increasing economic uncertainty and heightening these risks. In an inflationary environment, we may be unable to raise the sales prices of our products and services at or above the rate at which our costs increase, which could reduce our profit margins and have a material adverse effect on our financial results. We also may experience lower than expected sales and potential adverse impacts on our competitive position if there is a decrease in consumer spending or a negative reaction to our pricing. A reduction in our revenue would be detrimental to our financial condition and could also have an adverse impact on our future growth.

The current economic downturn and weakness in the economy, market trends and other conditions affecting the profitability and financial stability of our customers could negatively impact our sales growth and results of operations.

The demand for our products and services is sensitive to the production activity, capital spending and demand for products and services of our customers. In recent months, we have observed increased economic uncertainty in the United States and abroad. Impacts of such economic weakness include falling overall demand for goods and services, leading to reduced profitability, reduced credit availability, higher borrowing costs, reduced liquidity, volatility in credit, equity and foreign exchange markets, and bankruptcies. These developments could lead to supply chain disruption, inflation, higher interest rates, and uncertainty about business continuity, which may adversely affect our business and our results of operations. As our customers react to global economic conditions and the potential for a global recession, we may see them reduce spending on our products and take additional precautionary measures to limit or delay expenditures and preserve capital and liquidity. Reductions in spending on our solutions, delays in purchasing decisions, lack of renewals, inability to attract new customers, as well as pressure for extended billing terms or pricing discounts, would limit our ability to grow our business and negatively affect our operating results and financial condition.

Additionally, many of our customers operate in markets that may be impacted by market uncertainty, trade and tariff policies, costs of goods sold, currency exchange rates, central bank interest rate changes, foreign competition, offshoring of production, oil and natural gas prices, geopolitical developments, labor shortages, inflation, and a variety of other factors beyond our control. Any of these factors could cause customers to idle or close facilities, delay purchases, reduce production levels, or experience reductions in the demand for their own products or services. We have from time-to-time experienced labor shortages and other labor-related issues. Labor shortages have become more pronounced as a result of the COVID-19 pandemic. For example, labor shortages might affect our ability to attain qualified candidates for certain positions within the Company.

Our products and performance depend largely on the availability of hydrogen gas and an insufficient supply of hydrogen could negatively affect our sales and deployment of our products and services.

Our products and services depend largely on the availability of hydrogen gas. We are dependent upon hydrogen suppliers for success with the profitable commercialization of our products and services. If these fuels are not readily available or if their prices are such that energy produced by our products costs more than energy provided by other sources, then our products could be less attractive to potential users and our products’ value proposition could be negatively affected. If hydrogen suppliers elect not to participate in the material handling market, there may be an insufficient supply of hydrogen for this market that could negatively affect our sales and deployment of our products and services.

We will continue to be dependent on certain third-party key suppliers for components in our products. The failure of a supplier to develop and supply components in a timely manner or at all, or our inability to obtain substitute sources of these components on a timely basis or on terms acceptable to us, could impair our ability to manufacture our products or could increase our cost of production.

We rely on certain key suppliers for critical components in our products, and there are numerous other components for our products that are sole sourced. If we fail to maintain our relationships with our suppliers or build relationships with new suppliers, or if suppliers are unable to meet our demand, we may be unable to manufacture our products, or our products may be available only at a higher cost or after a delay. In addition, to the extent that our supply partners use technology or manufacturing processes that are proprietary, we may be unable to obtain comparable components from alternative sources.

The failure of a supplier to develop and supply components in a timely manner or at all, or to develop or supply components that meet our quality, quantity and cost requirements, or our inability to obtain substitute sources of these components on a timely basis or on terms acceptable to us, could impair our ability to manufacture our products or could increase our cost of production. If we cannot obtain substitute materials or components on a timely basis or on acceptable terms, we could be prevented from delivering our products to our customers within required timeframes. Any such delays could result in sales and installation delays, cancellations, penalty payments or loss of revenue and market share, any of which could have a material adverse effect on our business, results of operations, and financial condition.

We depend on a concentration of anchor customers for the majority of our revenues and the loss of any of these customers would adversely affect our business, financial condition, results of operations and cash flows.

We sell most of our products to a few anchor customers, and while we are continually seeking to expand our customer base, we expect this will continue for the next several years. Any decline in business with significant customers could have an adverse impact on our business, financial condition, and results of operations. Our future success is dependent upon the continued purchases of our products by a small number of customers. If we are unable to broaden our customer base and expand relationships with potential customers, our business will continue to be impacted by demand fluctuations due to our dependence on a small number of customers. Demand fluctuations can have a negative impact on our revenues, business, financial condition, results of operations and cash flows. Our dependence on a small number of major customers exposes us to additional risks. A slowdown, delay or reduction in a customer’s orders could result in excess inventories or unexpected quarterly fluctuations in our operating results and liquidity. Each of our major customers has significant purchasing leverage over us to require changes in sales terms including pricing, payment terms and product delivery schedules, which could adversely affect our business, financial condition, results of operations and cash flows.

Volatility in commodity prices and product shortages may adversely affect our gross margins.

Some of our products contain commodity-priced materials. Commodity prices and supply levels affect our costs. Any shortages could adversely affect our ability to produce commercially viable fuel cell systems and significantly raise our cost of producing our fuel cell systems. While we do not anticipate significant near- or long-term shortages in the supply of platinum, a shortage could adversely affect our ability to produce commercially viable fuel cells or raise our cost of producing such products. Our ability to pass on such increases in costs in a timely manner depends on market conditions, and the inability to pass along cost increases could result in lower gross margins.

Our ability to source parts and raw materials from our suppliers could be disrupted or delayed in our supply chain which could adversely affect our results of operations.

Our operations require significant amounts of necessary parts and raw materials. We deploy a continuous, companywide process to source our parts and raw materials from fewer suppliers, and to obtain parts from suppliers in low-cost countries where possible. If we are unable to source these parts or raw materials, our operations may be disrupted, or we could experience a delay or halt in certain of our manufacturing operations. We believe that our supply management and production practices are based on an appropriate balancing of the foreseeable risks and the costs of alternative practices. Nonetheless, reduced availability or interruption in supplies, whether resulting from more stringent regulatory requirements, supplier financial condition, increases in duties and tariff costs, disruptions in transportation, an outbreak of a severe public health pandemic, such as the COVID-19 pandemic, severe weather, or the occurrence or threat of wars or other conflicts, could have an adverse effect on our financial condition, results of operations and cash flows.

Weakness in the economy, market trends and other conditions affecting the profitability and financial stability of our customers could negatively impact our sales growth and results of operations.

The demand for our products and services is sensitive to the production activity, capital spending and demand for products and services of our customers. Many of our customers operate in markets that are subject to cyclical fluctuations resulting from market uncertainty, trade and tariff policies, costs of goods sold, currency exchange rates, central bank interest rate changes, foreign competition, offshoring of production, oil and natural gas prices, geopolitical developments, labor shortages, inflation, deflation, and a variety of other factors beyond our control. Any of these factors could cause customers to idle or close facilities, delay purchases, reduce production levels, or experience reductions in the demand for their own products or services.

Any of these events could also reduce the volume of products and services these customers purchase from us or impair the ability of our customers to make full and timely payments and could cause increased pressure on our selling prices and terms of sale. Accordingly, a significant or prolonged slowdown in activity in the United States or any other major world economy, or a segment of any such economy, could negatively impact our sales growth and results of operations.

We face risks associated with our plans to market, distribute and service our products and services internationally.

We have begun to market our product offerings internationally. We have limited experience operating internationally, including developing and manufacturing our products to comply with the commercial and legal requirements of international markets. Our success in international markets will depend, in part, on our ability and that of our partners to secure relationships with foreign sub-distributors, and our ability to manufacture products that meet foreign regulatory and commercial requirements. Additionally, our planned international operations are subject to other inherent risks, including potential difficulties in enforcing contractual obligations and intellectual property rights in foreign countries, and could be adversely affected due to fluctuations in currency exchange rates, political and economic instability, acts or threats of terrorism, changes in governmental policies or policies of central banks, expropriation, nationalization and/or confiscation of assets, price controls, fund transfer restrictions, capital controls, exchange rate controls, taxes, unfavorable political and diplomatic developments, changes in legislation or regulations and other additional developments or restrictive actions over which we will have no control.

Doing business in foreign markets requires us to be able to respond to rapid changes in market, legal, and political conditions in these countries. As we expand in international markets, we may face numerous challenges, including unexpected changes in regulatory requirements; potential conflicts or disputes that countries may have to deal with; required compliance with anti-bribery laws, such as the U.S. Foreign Corrupt Practices Act or the UK Anti-Bribery Act of 2010, data privacy requirements, labor laws and anti-competition regulations; export or import restrictions; laws and business practices favoring local companies; fluctuations in currency exchange rates; longer payment cycles and difficulties in collecting accounts receivables; difficulties in managing international operations; potentially adverse tax consequences, tariffs, customs charges, bureaucratic requirements and other trade barriers; restrictions on repatriation of earnings and the burdens of complying with a wide variety of international laws. Any of these factors could adversely affect our results of operations and financial condition. The success of our international expansion will depend, in part, on our ability to succeed in navigating the different legal, regulatory, economic, social, and political environments. For example, in June 2016, voters in the United Kingdom approved a reference to withdraw the United Kingdom’s membership from the European Union, which is commonly known as “Brexit.” The United Kingdom formally left the European Union on January 31, 2020, but the United Kingdom remained in the European Union’s customs union and single market for a transition period that expired on December 31, 2020. On December 24, 2020, the United Kingdom and the European Union entered into a Trade and Cooperation Agreement which was applied on a provisional basis from January 1, 2021. While the economic integration does not reach the level that existed during the time the United Kingdom was a member state of the European Union, the Trade and Cooperation Agreement sets out preferential arrangements in areas such as trade in goods and in services, digital trade and intellectual property. Negotiations between the United Kingdom and the European Union are expected to continue in relation to the relationship between the United Kingdom and the European Union in certain other areas which are not covered by the Trade and Cooperation Agreement. The long term effects of Brexit will depend on the effects of the implementation and application of the Trade and Cooperation Agreement and any other relevant agreements between the United Kingdom and the European Union. We cannot predict the effect of Brexit nor do we have control over whether and to which effect any other member state will decide to exit the European Union in the future. These developments, as well as potential crises and forms of political instability arising therefrom or any other as of yet unforeseen development, may harm our business.

Our investments in joint ventures may involve numerous risks that may affect the ability of such joint ventures to make distributions to us.

In the future we plan to conduct some of our operations through joint ventures in which we share control with our joint venture participants. Our joint venture participants may have economic, business or legal interests or goals that are inconsistent with ours, or those of the joint venture. Furthermore, our joint venture participants may be unable to meet their economic or other obligations, and we may be required to fulfill those obligations alone. Failure by us, or an entity in which we have a joint venture interest, to adequately manage the risks associated with such joint ventures could have a material adverse effect on the financial condition or results of operations of our joint ventures and, in turn, our business and operations. In addition, should any of these risks materialize, it could have a material adverse effect on the ability of the joint venture to make future distributions to us.

Our products and services face intense competition.

The markets for energy products are intensely competitive. Some of our competitors in the power sector (predominantly incumbent technologies) are much larger than we are and may have the manufacturing, marketing and sales capabilities to complete research, development, and commercialization of profitable, commercially viable products more quickly and effectively than we can. There are many companies engaged in all areas of traditional and alternative energy generation in the United States and abroad, including, among others, major electric, oil, chemical, natural gas, battery, generator and specialized electronics firms, as well as universities, research institutions and foreign government-sponsored companies. These firms are engaged in forms of power generation such as advanced battery technologies, generator sets, fast charged technologies and other types of fuel cell technologies. In addition, the primary current value proposition for our customers stems from productivity gains in using our solutions. Longer term, given evolving market dynamics and changes in alternative energy tax credits, if we are unable to successfully develop future products that are competitive with competing technologies in terms of price, reliability and longevity, customers may not buy our products. Technological advances in alternative energy products, battery systems or other fuel cell technologies may make our products less attractive or render them obsolete.

C. Financial and Liquidity Risks

If we cannot obtain financing to support the sale of our products and service to our customers, such failure may adversely affect our liquidity and financial position.

Customers representing most of our revenue purchase our products directly. These purchases require us to finance the manufacturing of such products, either ourselves or through third-party financing sources. To date, we have been successful in obtaining or providing the necessary financing arrangements. There is no certainty, however, that we will be able to continue to obtain or provide adequate financing for these arrangements on acceptable terms, or at all, in the future. Failure to obtain or provide such financing may result in the loss of material customers and product sales, which could have a material adverse effect on our business, financial condition, and results of operations. Further, if we are required to continue to pledge or restrict substantial amounts of our cash to support these financing arrangements, such cash will not be available to us for other purposes, which may have a material adverse effect on our liquidity and financial position.

We have incurred losses and anticipate continuing to incur losses.

We have not achieved operating profitability in any period since our formation and we will continue to incur net losses until we can produce sufficient revenue to cover our costs. We anticipate that we will continue to incur losses until we can produce and sell our products and services on a large-scale and cost-effective basis. We cannot guarantee when we will operate profitably, if ever. In order to achieve profitability, we must successfully execute our planned path to profitability in the early adoption markets on which we are focused. The profitability of our products depends largely on material and manufacturing costs and the market price of hydrogen. The hydrogen infrastructure that is needed to support our growth readiness and cost efficiency must be available and cost efficient. We must continue to shorten the cycles in our product roadmap with respect to improvement in product reliability and performance that our customers expect. We must execute on successful introduction of our products into the market. We must accurately evaluate our markets for, and react to, competitive threats in both other technologies (such as advanced batteries) and our technology field. Finally, we must continue to lower our products’ build costs and lifetime service costs. If we are unable to successfully take these steps, we may never operate profitably, and, even if we do achieve profitability, we may be unable to sustain or increase our profitability in the future.

D. Operational Risks

We may not be able to expand our business or manage our future growth effectively.

We may not be able to expand our business or manage future growth. We plan to continue to improve our manufacturing processes and build additional manufacturing production over the next five years, which will require successful execution of:

●	expanding our existing customers and expanding to new markets;
●	ensuring manufacture, delivery and installation of our products;
●	implementing and improving additional and existing administrative, financial and operations systems, procedures and controls;
●	hiring additional employees;
●	expanding and upgrading our technological capabilities;
●	managing relationships with our customers and suppliers and strategic partnerships with other third parties;
●	maintaining adequate liquidity and financial resources; and
●	continuing to increase our revenues from operations.

Ensuring delivery of our products is subject to many market risks, including scarcity, significant price fluctuations and competition. Maintaining adequate liquidity is dependent upon a variety of factors, including continued revenues from operations, working capital improvements, and compliance with our debt instruments. We may not be able to achieve our growth strategy and increase production capacity as planned during the foreseeable future. If we are unable to manage our growth effectively, we may not be able to take advantage of market opportunities, develop new products, satisfy customer requirements, execute our business plan, or respond to competitive pressures.

Delays in or not completing our product development goals may adversely affect our revenue and profitability.

If we experience delays in meeting our development goals, our products exhibit technical defects, or if we are unable to meet cost or performance goals, including power output, useful life and reliability, the profitable commercialization of our products will be delayed. In this event, potential purchasers of our products may choose alternative technologies and any delays could allow potential competitors to gain market advantages. We cannot assure that we will successfully meet our commercialization schedule in the future.

Periodically, we may enter into contracts with our customers for certain products that have not been developed or produced. There can be no assurance that we will complete the development of these products and meet the specifications required to fulfill customer agreements and deliver products on schedule. Pursuant to such agreements, the customers would have the right to provide notice to us if, in their good faith judgment, we have materially deviated from such agreements. Should a customer provide such notice, and we cannot mutually agree to a modification to the agreement, then the customer may have the right to terminate the agreement, which could adversely affect our future business.

Other than our current products, which we believe to be commercially viable at this time, we do not know when or whether we will successfully complete research and development of other commercially viable products that could be critical to our future. If we are unable to develop additional commercially viable products, we may not be able to generate sufficient revenue to become profitable. The profitable commercialization of our products depends on our ability to reduce the costs of our components and subsystems, and we cannot assure you that we will be able to sufficiently reduce these costs. In addition, the profitable commercialization of our products requires achievement and verification of their overall reliability, efficiency and safety targets, and we cannot assure you that we will be able to develop, acquire or license the technology necessary to achieve these targets. We must complete additional research and development to fill our product portfolios and deliver enhanced functionality and reliability in order to manufacture additional commercially viable products in commercial quantities. In addition, while we continue to conduct tests to predict the overall life of our products, we may not have run our products over their projected useful life prior to large-scale commercialization. As a result, we cannot be sure that our products will last as long as predicted, resulting in possible warranty claims and commercial failures.

Our products use flammable fuels that are inherently dangerous substances.

Our fuel cell systems use hydrogen gas in catalytic reactions. While our products do not use this fuel in a combustion process, hydrogen gas is a flammable fuel that could leak and combust if ignited by another source. Further, any such accidents involving our products or other products using similar flammable fuels could materially suppress demand for, or heighten regulatory scrutiny of, our products.

The risk of product liability claims and associated adverse publicity is inherent in the development, manufacturing, marketing and sale of fuel cell products, including products fueled by hydrogen, a flammable gas. Any liability for damages resulting from malfunctions or design defects could be substantial and could materially adversely affect our business, financial condition, results of operations and prospects. In addition, an actual or perceived problem with our products could adversely affect the market’s perception of our products resulting in a decline in demand for our products, which may materially and adversely affect our business, financial condition, results of operations and prospects.

Our purchase orders may not ship, be commissioned or installed, or convert to revenue.

Some of the orders we accept from customers require certain conditions or contingencies to be satisfied, or may be cancelled, prior to shipment or prior to commissioning or installation, some of which are outside of our control. The time periods from receipt of an order to shipment date and installation vary widely and are determined by a number of factors, including the terms of the customer contract and the customer’s deployment plan. There may also be product redesign or modification requirements that must be satisfied prior to shipment of units under certain of our agreements. If the redesigns or modifications are not completed, some or all of our orders may not ship or convert to revenue. In certain cases, we publicly disclose anticipated, pending orders with prospective customers; however, those prospective customers may require certain conditions or contingencies to be satisfied prior to entering into a purchase order with us, some of which are outside of our control. Such conditions or contingencies that may be required to be satisfied before we receive a purchase order may include, but are not limited to, successful product demonstrations or field trials. Converting orders into revenue is also dependent upon our customers’ ability to obtain financing. Some conditions or contingencies that are out of our control may include, but are not limited to, government tax policy, government funding programs, and government incentive programs. Additionally, some conditions and contingencies may extend for several years. We may have to compensate customers, by either reimbursement, forfeiting portions of associated revenue, or other methods depending on the terms of the customer contract, based on the failure on any of these conditions or contingencies. While not probable, this could have an adverse impact on our revenue and cash flow.

We are dependent on information technology in our operations and the failure of such technology may adversely affect our business.

We may experience problems with the operation of our current information technology systems or the technology systems of third parties on which we rely, as well as the development and deployment of new information technology systems, that could adversely affect, or even temporarily disrupt, all or a portion of our operations until resolved. Inabilities and delays in implementing new systems can also affect our ability to realize projected or expected cost savings. Despite the implementation of network security measures, our information technology could be penetrated by outside parties (such as computer hackers or cyber terrorists) intent on extracting information, corrupting information or disrupting business processes. Such unauthorized access could disrupt our business and could result in a loss of assets or reputational damage. Additionally, any systems failures could impede our ability to timely collect and report financial results in accordance with applicable laws.

Our financial results may be adversely affected by changes in accounting principles generally accepted in the United States.

GAAP is subject to interpretation by the FASB, the American Institute of Certified Public Accountants, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. See Note 4, “Summary of Significant Accounting Policies,” to our consolidated financial statements included in this Annual Report on Form 10-K regarding the effect of new accounting pronouncements on our financial statements. Any difficulties in implementing these pronouncements could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us. Further, the implementation of new accounting pronouncements or a change in other principles or interpretations could have a significant effect on our financial results.

E. Regulatory Risks

The reduction or elimination of government subsidies and economic incentives for alternative energy technologies, or the failure to renew such subsidies and incentives, could reduce demand for our products, lead to a reduction in our revenues and adversely impact our operating results and liquidity.

We believe that the near-term growth of alternative energy technologies is affected by the availability and size of government and economic incentives. Many of these government incentives expire, phase out over time, may exhaust the allocated funding, or require renewal by the applicable authority. In addition, these incentive programs could be reduced or discontinued for other reasons. The investment tax credit under the U.S. tax code was renewed in February 2018. The renewal allows for a 30% investment tax credit which declines to 26% for 2021 and 2022, 22% in 2023, and zero for 2024 and later. The reduction, elimination, or expiration of the investment tax credit or other government subsidies and economic incentives, or the failure to renew such tax credit, governmental subsidies, or economic incentives, may result in the diminished economic competitiveness of our products to our customers and could materially and adversely affect the growth of alternative energy technologies, including our products, as well as our future operating results and liquidity.

We are subject to various federal, state and local environmental and human health and safety laws and regulations that could impose significant costs and liabilities on us.

Our operations are subject to federal, state, and local environmental and human health and safety laws and regulations, including laws and regulations relating to the use, handling, storage, transportation, disposal and human exposure to hazardous substances and wastes, product safety, emissions of pollution into the environment and human health and safety. We have incurred and expect to continue to incur, costs to comply with these laws and regulations. Violation of these laws or regulations or the occurrence of an explosion or other accident in connection with our fuel cell systems at our properties or at third party locations could lead to substantial liabilities and sanctions, including fines and penalties, cleanup costs or the requirement to undertake corrective action. Further, environmental laws and regulations, and the administration, interpretation and enforcement thereof, are subject to change and may become more stringent in the future, each of which could materially adversely affect our business, financial condition and results of operations.

Additionally, certain environmental laws impose liability, which can be joint, several and strict, on current and previous owners and operators of real property for the cost of removal or remediation of hazardous substances and damage to natural resources. These laws often impose liability even if the owner or operator did not know of, or was not responsible for, the release of such hazardous substances. They can also assess liability on persons who arrange for hazardous substances to be sent to disposal or treatment facilities when such facilities are found to be contaminated, and such persons can be responsible for cleanup costs even if they never owned or operated the contaminated facility. Our liabilities arising from past or future releases of, or exposure to, hazardous substances may adversely affect our business, financial condition and results of operations.

Trade policies, treaties and tariffs could have a material adverse effect on our business.

Our business is dependent on the availability of raw materials and components for our products, particularly electrical components common in the semiconductor industry. There is currently significant uncertainty about the future relationship between the United States and various other countries, most significantly China, with respect to trade policies, treaties, tariffs and taxes. The new U.S. presidential administration and U.S. Congress is in the process of revisiting and, in some cases, reversing changes made by the prior U.S. presidential administration. These developments, or the perception that any of them could occur, could have a material adverse effect on global economic conditions and the stability of global financial markets, and could significantly reduce global trade and, in particular, trade between the impacted nations and the United States.

This uncertainty includes the possibility of imposing tariffs or penalties on products manufactured outside the United States, including the U.S. government’s institution of a 25% tariff on a range of products from China and subsequent tariffs imposed by the United States as well as tariffs imposed by trading partners on U.S. goods. The institution of trade tariffs both globally and between the United States and China specifically carries the risk of negatively affecting the overall economic conditions of both China and the United States, which could have a negative impact on us.

We cannot predict whether, and to what extent, there may be changes to international trade agreements or whether quotas, duties, tariffs, exchange controls or other restrictions on our products will be changed or imposed. Although we currently maintain alternative sources for raw materials,, if we are unable to source our products from the countries where we wish to purchase them, either because of regulatory changes or for any other reason, or if the cost of doing so increases, it could have a material adverse effect on our business, financial condition and results of operations. Disruptions in the supply of raw materials and components could temporarily impair our ability to manufacture our products for our customers or require us to pay higher prices to obtain these raw materials or components from other sources, which could affect our business and our results of operations. Furthermore, the imposition of tariffs on items imported by us from China or other countries could increase our costs and could have a material adverse effect on our business and our results of operations.

Our business may become subject to increased government regulation.

Our products are subject to certain federal, local, and non-U.S. laws and regulations, including, for example, state and local ordinances relating to building codes, public safety, electrical and gas pipeline connections, hydrogen transportation and siting and related matters. See Item 1, “Business—Government Regulations” for additional information. In certain jurisdictions, these regulatory requirements may be more stringent than those in the United States. Further, as products are introduced into the market commercially, governments may impose new regulations. We do not know the extent to which any such regulations may impact our ability to manufacture, distribute, install and service our products. Any regulation of our products, whether at the federal, state, local or foreign level, including any regulations relating to the production, operation, installation, and servicing of our products may increase our costs and the price of our products, and noncompliance with applicable laws and regulations could subject us to investigations, sanctions, enforcement actions, fines, damages, civil and criminal penalties or injunctions. If any governmental sanctions are imposed, our business, operating results, and financial condition could be materially adversely affected. In addition, responding to any action will likely result in a significant diversion of management’s attention and resources and an increase in professional fees. Enforcement actions and sanctions could harm our business, operating results and financial condition.

Changes in tax laws or regulations or adverse outcomes resulting from examination of our income or other tax returns could adversely affect our operating results and financial condition.

We are subject to income taxes in the United States and various foreign jurisdictions. A number of factors may adversely affect our future effective tax rates, such as the jurisdictions in which our profits are determined to be earned and taxed; changes in the valuation of our deferred tax assets and liabilities; adjustments to estimated taxes upon finalization of various tax returns; changes in available tax credits, grants and other incentives; changes in stock-based compensation expense; the availability of loss or credit carryforwards to offset taxable income; changes in tax laws, regulations, accounting principles or interpretations thereof; or examinations by US federal, state or foreign jurisdictions that disagree with interpretations of tax rules and regulations in regard to positions taken on tax filings. A change in our effective tax rate due to any of these factors may adversely affect the carrying value of our tax assets and our future results from operations.

In addition, as our business grows, we are required to comply with increasingly complex taxation rules and practices. We are subject to tax in multiple U.S. tax jurisdictions and in foreign tax jurisdictions as we expand internationally. The development of our tax strategies requires additional expertise and may impact how we conduct our business. If our tax strategies are ineffective or we are not in compliance with domestic and international tax laws, our financial position, operating results and cash flows could be adversely affected.

E. Strategic Risks

We may be unable to establish or maintain relationships with third parties for certain aspects of continued product development, manufacturing, distribution and servicing and the supply of key components for our products.

We will need to maintain and may need to enter into additional strategic relationships in order to complete our current product development and commercialization plans. We may also require partners to assist in the sale, servicing and supply of components for our current products and anticipated products, which are in development. If we are unable to identify, enter into, and maintain satisfactory agreements with potential partners, including those relating to the supply, distribution, service and support of our current products and anticipated products, we may not be able to complete our product development and commercialization plans on schedule or at all. We may also need to scale back these plans in the absence of needed partners, which could adversely affect our future prospects for development and commercialization of future products. While we have entered into relationships with suppliers of some key components for our products, we do not know when or whether we will secure supply relationships for all required components and subsystems for our products, or whether such relationships will be on terms that will allow us to achieve our objectives. Our business prospects, results of operations and financial condition could be harmed if we fail to secure relationships with entities that can develop or supply the required components for our products and provide the required distribution and servicing support. Additionally, the agreements governing our current relationships allow for termination by our partners under certain circumstances, some of which are beyond our control. If any of our current strategic partners were to terminate any of its agreements with us, there could be a material adverse impact on the continued development and profitable commercialization of our products and the operation of our business, financial condition, results of operations and prospects.

We may be unable to make attractive acquisitions or successfully integrate acquired businesses, assets or properties, and any ability to do so may disrupt our business and hinder our ability to grow, divert the attention of key personnel, disrupt our business and impair our financial results.

As part of our business strategy, we intend to consider acquisitions of companies, technologies and products. We may not be able to identify such attractive acquisition opportunities. Acquisitions, involve numerous risks, any of which could harm our business, including, among other things:

●	difficulty in integrating the technologies, products, operations and existing contracts of a target company and realizing the anticipated benefits of the combined businesses;
●	mistaken assumptions about volumes or the timing of those volumes, revenues or costs, including synergies;
●	negative perception of the acquisition by customers, financial markets or investors;
●	difficulty in supporting and transitioning customers, if any, of the target company;
●	inability to achieve anticipated synergies or increase the revenue and profit of the acquired business;
●	the assumption of unknown liabilities;
●	exposure to potential lawsuits;
●	limitations on rights to indemnity from the seller;
●	the diversion of management’s and employees’ attention from other business concerns;
●	unforeseen difficulties operating in new geographic areas;
●	customer or key employee losses at the acquired businesses;
●	the price we pay or other resources that we devote may exceed the value we realize; or\
●	the value we could have realized if we had allocated the purchase price or other resources to another opportunity and inability to generate sufficient revenue to offset acquisition costs.

In addition, if we finance acquisitions by issuing equity securities, our existing stockholders may be diluted. As a result, if our forecasted assumptions for these acquisitions and investments are not accurate, we may not achieve the anticipated benefits of any such acquisitions, and we may incur costs in excess of what we had anticipated.

Risks Related To Our Common Stock

The market price of our common stock may be volatile and may be affected by market conditions beyond our control.

The market price of our common stock is subject to significant fluctuations in response to, among other factors:

●	variations in our operating results and market conditions specific to technology companies;
●	changes in financial estimates or recommendations by securities analysts;
●	announcements of innovations or new products or services by us or our competitors;

●	the emergence of new competitors;
●	operating and market price performance of other companies that investors deem comparable;
●	changes in our board or management;
●	sales or purchases of our common stock by insiders;
●	commencement of, or involvement in, litigation;
●	changes in governmental regulations; and
●	general economic conditions and slow or negative growth of related markets.

In addition, if the market for stocks in our industry or the stock market in general, experiences a loss of investor confidence, the market price of our common stock could decline for reasons unrelated to our business, financial condition or results of operations. If any of the foregoing occurs, it could cause the price of our common stock to fall and may expose us to lawsuits that, even if unsuccessful, could be costly to defend and a distraction to the board of directors and management.

If we are unable to pay the costs associated with being a public, reporting company, we may be forced to discontinue operations.

Our common stock is quoted on the OTCQB tier of the marketplace maintained by OTC Markets Group, Inc. under the symbol “REII.” We expect to have significant costs associated with being a public, reporting company, which may raise substantial doubt about our ability to sell our equity securities and/or continue as a going concern. Our ability to continue as a going concern will depend on positive cash flow, if any, from future operations and on our ability to raise additional funds through equity or debt financing. If we are unable to achieve the necessary product sales or raise or obtain needed funding to cover the costs of operating as a public, reporting company, we may be forced to discontinue operations.

Our common stock is quoted on the OTCQB tier of the marketplace maintained by OTC Markets Group, Inc., which may make it more difficult for investors to resell their shares due to suitability requirements.

Our common stock is currently quoted on the OTCQB tier of the marketplace maintained by OTC Markets Group, Inc. under the symbol “REII.” Broker-dealers often decline to trade in over-the-counter stocks given the market for such securities are often limited, the stocks are more volatile, and the risk to investors is greater. These factors may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of their shares. This could cause our stock price to decline.

Our principal stockholders have the ability to exert significant control in matters requiring stockholder approval and could delay, deter, or prevent a change in control of our company.

Robert Mount and Lynn Barney have beneficial ownership of our preferred stock and common stock with over 97% of the shareholder votes combined. As a result, they have the ability to influence matters affecting our shareholders, including the election of our directors, the acquisition or disposition of our assets, and the future issuance of our shares. Because they controls such shares, investors may find it difficult to replace our management if they disagree with the way our business is being operated. Because the influence by these shareholders could result in management making decisions that are in the best interest of those shareholders and not in the best interest of the investors, you may lose some or all of the value of your investment in our common stock. Investors who purchase our common stock should be willing to entrust all aspects of operational control to our current management team.

We do not intend to pay dividends in the foreseeable future.

We do not intend to pay any dividends in the foreseeable future. We do not plan on making any cash distributions in the manner of a dividend or otherwise. Our Board presently intends to follow a policy of retaining earnings, if any.

Future sales and issuances of our capital stock or rights to purchase capital stock could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to decline.

Future sales and issuances of our capital stock or rights to purchase our capital stock could result in substantial dilution to our existing stockholders. We may sell common stock, convertible securities and other equity securities in one or more transactions at prices and in a manner as we may determine from time to time. If we sell any such securities in subsequent transactions, investors may be materially diluted. New investors in such subsequent transactions could gain rights, preferences and privileges senior to those of holders of our common stock.

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be adversely affected.

We also expect that being a public company and these new rules and regulations will make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee and compensation committee, and qualified executive officers.

As a result of disclosure of information in this Annual Report and in filings required of a public company, our business and financial condition will become more visible, which we believe may result in threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business and results of operations could be adversely affected, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and adversely affect our business and results of operations.

The market for penny stocks has suffered in recent years from patterns of fraud and abuse

Stockholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include:

●	control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

●	manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;
●	boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced salespersons;
●	excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and,
●	the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequential investor losses.

Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities. The occurrence of these patterns or practices could increase the volatility of our share price.

Due to the lack of a developed trading market for our securities, you may have difficulty selling your shares.

Our common stock is currently quoted on the OTCQB tier of the marketplace maintained by OTC Markets Group, Inc. under the symbol “REII.” There currently is a very limited public trading market for our common stock. The lack of a developed public trading market for our shares may have a negative effect on your ability to sell your shares in the future and it also may have a negative effect on the price, if any, for which you may be able to sell your shares. As a result an investment in the shares may be illiquid in nature and investors could lose some or all of their investment.

Our internal controls may be inadequate, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officer and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements. Our internal controls may be inadequate or ineffective, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public.

Our common stock is governed under The Securities Enforcement and Penny Stock Reform Act of 1990.

The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure relating to the market for penny stocks in connection with trades in any stock defined as a penny stock. The Commission has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Such exceptions include any equity security listed on NASDAQ and any equity security issued by an issuer that has (i) net tangible assets of at least $2,000,000, if such issuer has been in continuous operation for three years, (ii) net tangible assets of at least $5,000,000, if such issuer has been in continuous operation for less than three years, or (iii) average annual revenue of at least $6,000,000, if such issuer has been in continuous operation for less than three years. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated therewith.

The forward looking statements contained in this Annual Report may prove incorrect.

This Annual Report contains certain forward-looking statements, including among others: (i) anticipated trends in our financial condition and results of operations; (ii) our business strategy for expanding distribution; and (iii) our ability to distinguish ourselves from our current and future competitors. These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements. In addition to the other risks described elsewhere in this “Risk Factors” discussion, important factors to consider in evaluating such forward-looking statements include: (i) changes to external competitive market factors or in our internal budgeting process which might impact trends in our results of operations; (ii) anticipated working capital or other cash requirements; (iii) changes in our business strategy or an inability to execute our strategy due to unanticipated changes in the biotechnology industry; and (iv) various competitive factors that may prevent us from competing successfully in the marketplace. In light of these risks and uncertainties, many of which are described in greater detail elsewhere in this “Risk Factors” discussion, there can be no assurance that the events predicted in forward-looking statements contained in this Annual Report will, in fact, transpire.

General Risk Factors

We will incur ongoing costs and expenses for SEC reporting and compliance, without increased revenue we may not be able to remain in compliance, making it difficult for investors to sell their shares, if at all.

Going forward, we will have ongoing SEC compliance and reporting obligations. Such ongoing obligations will require us to expend additional amounts on compliance, legal and auditing costs. In order for us to remain in compliance, we will require increased revenues to cover the cost of these filings, which could comprise a substantial portion of our available cash resources. If we are unable to generate sufficient revenues to remain in compliance, it may be difficult for you to resell any shares you may purchase, if at all.

We have the right to issue additional common stock without consent of stockholders. This would have the effect of diluting investors’ ownership and could decrease the value of their investment.

We are authorized to issue 250,000,000 shares of common stock. Of these authorized shares, 6,080,580 shares are issued and outstanding as of March 3, 2023. Therefore, we are authorized to issue up to an additional approximately 244 million unissued shares of our common stock that may be issued by us for any purpose without the further consent or vote of our stockholders that would dilute stockholders’ percentage ownership of our company.

Our officers and directors can sell some of their stock, which may have a negative effect on our stock price and ability to raise additional capital, and may make it difficult for investors to sell their stock at any price.

Our officers and directors, as a group, are the beneficial owners of 192,506,606 shares of our common stock, representing more than 97% of our total issued shares on a fully-diluted basis. Each individual officer, director, and control party may be able to sell up to 1% of our outstanding stock (currently approximately 1.9 million shares on a fully-diluted basis) every 90 days in the open market pursuant to Rule 144, which may have a negative effect on our stock price and may prevent us from obtaining additional capital. In addition, if our officers and directors are selling their stock into the open market, it may make it difficult or impossible for investors to sell their stock at any price.

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

ITEM 1B – UNRESOLVED STAFF COMMENTS

This Item is not applicable to us as we are not an accelerated filer, a large accelerated filer, or a well-seasoned issuer; however, we are voluntarily disclosing that we have not received any written comments from the Commission staff more than 180 days before the end of our fiscal year to which this Annual Report relates regarding our periodic or current reports under the Securities Exchange Act of 1934 and that remain unresolved.

ITEM 2 – PROPERTIES

We lease approximately 15,503 square feet of office space in Lindon, Utah, with a monthly payment of $29,012.49. The lease term ends in October 2028.

We lease approximately 80,000 square feet of manufacturing space in American Fork, Utah, with a monthly payment of $41,643.05. The lease term ends in July 2027.

ITEM 3 – LEGAL PROCEEDINGS

We are not a party to or otherwise involved in any legal proceedings.

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

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on an unsolicited basis on the OTCQB tier of the marketplace maintained by OTC Markets Group, Inc. under the symbol “REII.” Our stock is piggyback qualified for broker-dealer quotations. Our common stock trades on a limited or sporadic basis and should not be deemed to constitute an established public trading market. There is no assurance that there will be liquidity in the common stock.

The following table sets forth the high and low closing price for each quarter within the fiscal years ended November 30, 2022 and 2021 (starting November 17, 2021, the day our common stock first began to trade), as provided by Nasdaq. The information reflects prices between dealers, and does not include retail markup, markdown, or commission, and may not represent actual transactions.

Fiscal Year Ended
November 30,		Transaction Prices
	Period	High	Low
2023	First Quarter	$3.72	$0.05

2022	Fourth Quarter	$0.06	$0.03
	Third Quarter	$0.07	$0.05
	Second Quarter	$0.17	$0.04
	First Quarter	$0.26	$0.03

2021	Fourth Quarter (starting November 17, 2021)	$0.37	$0.01

The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure relating to the market for penny stocks in connection with trades in any stock defined as a penny stock. The Commission has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to a few exceptions which we do not meet. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated therewith.

Holders

As of March 3, 2022, there were 6,090,580 shares of our common stock issued and outstanding and held by 211 holders of record, not including shares held in “street name” in brokerage accounts which is unknown.

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

Securities Authorized for Issuance under Equity Compensation Plans

We do not have any disclosure related to this item.

Recent Issuance of Unregistered Securities

Issuances Under Prior Management

On December 10, 2020 we issued Common Stock Purchase Warrants to five individuals for the purchase of up to an aggregate of 112,500 shares of our Common Stock. Alex Aliksanyan, our then Chief Executive Officer and a Director, was issued warrants to purchase up to 12,500 shares of our Common Stock. Thomas Grbelja, our then Chief Financial Officer and a Director, was issued warrants to purchase up to 12,500 shares of our Common Stock. William McLeod, our then Secretary and a Director, was issued warrants to purchase up to 25,000 shares of our Common Stock.

During the fiscal year ended November 30, 2022, we issued 123,005 Common Stock Purchase Warrants to 7 individuals. Alex Aliksanyan, our then Chief Executive Officer and a Director, was issued warrants to purchase up to 18,005 shares of our Common Stock. Thomas Grbelja, our then Chief Financial Officer and a Director, was issued warrants to purchase up to 12,500 shares of our Common Stock.

On January 5, 2022, we issued additional Common Stock Purchase Warrants to 4 individuals. Thomas Grbelja, our then chief Financial Officer and a Director, was issued warrants to purchase up to 25,000 shares of our Common Stock.

On February 4, 2022, we issued additional Common Stock Purchase Warrants to the following officers and directors: Alex Aliksanyan, our then Chief Executive Officer and a Director, was issued warrants to purchase up to 2,525,000 shares of our Common Stock. Thomas Grbelja, our then chief Financial Officer and a Director, was issued warrants to purchase up to 1,975,000 shares of our Common Stock. William McLeod, our then Secretary and a Director, was issued warrants to purchase up to 575,000 shares of our Common Stock.

On May 26, 2022 the Company amended the 2019 and 2022 warrant agreements to reduce the exercise price from $0.20 and $0.0925, respectively, to $0.062 per share.

On July 13, 2022 the Company amended the 2019 and 2022 warrant agreements to reduce the exercise price from $0.062 to $0.045 per share.

All of the issuances above were exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933.

Issuances Related to our Acquisition of Renewable Innovations, Inc.

On December 1, 2022, pursuant to an Agreement and Plan of Merger, dated as of December 1, 2022, by and among Nestbuilder, NB Merger Corp., a Delaware corporation and a direct, wholly owned subsidiary of Nestbuilder (“Merger Sub”), Renewable Innovations, Inc., a Delaware corporation (“Renewable Innovations”), Lynn Barney, as the representative of Renewable Innovations’ securityholders, and Alex Aliksanyan, as the Nestbuilder representative, Nestbuilder acquired Renewable Innovations through the merger of Merger Sub with and into Renewable Innovations (the “Merger”), with Renewable Innovations continuing as the surviving corporation and becoming a wholly owned subsidiary of Nestbuilder.

In connection with the transactions described above, we issued to the shareholders of Renewable Innovations an aggregate of 2,155,684 shares of our Series A Convertible Preferred Stock, par value $0.0001 per share, each share of which is convertible into 100 shares of our Common Stock, which represents a 93% ownership interest based on our fully-diluted capitalization immediately following the Merger. As a result of the foregoing transactions, we underwent a change of control on December 1, 2022. The issuances were exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933.

ITEM 6 – RESERVED

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

Nestbuilder.com Corp

Enclosed with this Annual Report on Form 10-K are the audited financial statements of Nestbuilder.com Corp., a Nevada corporation, for the years ended November 30, 2022 and 2021. This section of our Management’s Discussion and Analysis discusses this business of Nestbuilder.com.

Overview

Prior to the transaction between Nestbuilder.com Corp. and Renewable Innovations, Inc., we were engaged in the business of providing digital media and marketing services for the real estate industry. We generated revenue from service fees (video creation and production and referral fees from our LoseTheAgent.com website). At the core of our programs was our proprietary video creation technology which allowed for an automated conversion of data (text, video slices and pictures of home listings) to a video with voice over and music. We provided video search, storage and marketing capabilities on multiple platform dynamics for web and mobile. Once a home, personal or community video was created using our proprietary technology, it could be published to social media, email or distributed to multiple real estate websites.

In addition, we owned and operated the web site LoseTheAgent.com, which is a site dedicated to peer-to-peer real estate transactions between home sellers and buyers - the so called For Sale By Owner segment. We had approximately 100,000 home listings across all 50 states. We monetized the website by charging fees for both listing a home for sale and picking up possible buyers’ messages of interest. We also planned on generating additional revenues by monetizing seller/buyer data with targeted, interested parties.

We discontinued the historical business of Nestbuilder.com on February 28, 2023.

Going Concern

We had received a report from our independent registered public accounting firm for our financial statements for the years ended November 30, 2022 and 2021 that included an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern. In order to continue as a going concern, we must effectively balance many factors and begin to generate sufficient revenue to fund our operations. If we are not able to do this, we may not be able to continue as an operating company. At our current revenue and burn rate, our cash on hand would not have covered our operating expenses for the next twelve months.

Results of Operations for the Year Ended November 30, 2022, compared to Year Ended November 30, 2021

Revenue

Total revenue for the year ended November 30, 2022, was $46,675 compared to $61,050 for the year ended November 30, 2021, a decrease of 23.5%. The decrease is primarily a result of declining legacy virtual tour business.

Cost of Revenue

Cost of revenues totaled $17,195 for year ended November 30, 2022, compared to $16,942 for the year ended November 30, 2021, representing a decrease of $253. Cost of revenues consists primarily of engineering and server costs incurred in connection with maintenance of our online networks.

Operating Expenses

Our operating expenses, which include salaries and benefits and general and administrative expenses, increased 1,001% to $882,832, for the year ended November 30, 2022, compared to $80,244 for the year ended November 30, 2021, an increase of $802,588. Salary and benefit expense increased $730,098 from $18,946 for the year ended November 30, 2021 to $749,044 for the year ended November 30, 2022. Stock-based compensation amounted to $693,194, which includes vesting of warrants and restricted stock, during fiscal 2022. A breakdown of general and administrative expenses is as follows:

	Fiscal Year Ended
	November 30,
Expense	2022	2021	Increase/(Decrease)
Professional fees	$116,628	$56,463	$60,165

Office and other miscellaneous	17,160	4,835	12,325

Total	$133,788	$61,298	$72,490

Other Income (Expenses)

During the current year, we obtained forgiveness of our PPP and SBA loan in the amount of $15,077. In addition, we recorded a loss on the extinguishment of debt in the amount of $72,198.

	Fiscal Year Ended
	November 30,
Expense	2022	2021	Increase/(Decrease)
Loss on extinguishment of debt	$(72,198)	$-	$(72,198)
Interest expense	(7,258)	(3,470)	(3,788)
Gain on forgiveness of PPP loan from SBA	15,077	13,080	1,997
Total	$(64,379)	$9,610	$(73,989)

Net Income/Loss

We had net loss of $917,731 for the year ended November 30, 2022, compared to a net loss of $27,070 for the year ended November 30, 2021, for an increase of $890,661.

Liquidity and Capital Resources

Introduction

Our principal needs for liquidity have been to fund operating losses and working capital requirements. Our principal source of liquidity as of November 30, 2022, consisted of cash of $2,571. We expect that working capital requirements will continue to be our principal need for liquidity over the near term. Working capital requirements are expected to increase as a result of our anticipated growth.

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

Cash Requirements

On November 30, 2022, we had $2,571 cash on-hand, a decrease of $17,051 from the prior year balance of $19,622. Based on our current revenues, cash on hand, and our current net monthly burn rate of approximately $5,000 we will need to continue to raise money from the issuance of equity to fund short term operations.

Sources and Uses of Cash

Operations

Net cash used by operating activities was $150,473 for the year ended November 30, 2022, an increase of $105,791 from $44,682 used in operating activities in the year ended November 30, 2021. This decrease was primarily due to the net loss from the year.

Investments

There were no investing activities for the years ended November 30, 2022, and 2021, respectively.

Financing

Net cash provided by financing activities was $133,422 for the year ended November 30, 2022, as compared to net cash provided by financing activities of $60,180 for the year ended November 30, 2021.

Off-balance sheet arrangements

As of November 30, 2022, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital resources that are material to investors.

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

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Nestbuilder.com Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Nestbuilder.com Corp. (the Company) as of November 30, 2022, and 2021, and the related statements of operations, stockholders’ equity, (deficit), and cash flows for each of the years in the two-year period ended November 30, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2022, and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended November 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company had a net loss and net cash used in operating activities of $917,731 and $150,473, respectively, for the year ended November 30, 2022, and a working capital deficit and accumulated deficit of $108,928 and $1,533,793, respectively, as of November 30, 2022. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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
Margate, Florida
March 8, 2023

NESTBUILDER.COM CORP.

Balance Sheets

	November 30, 2022	November 30, 2021

Assets
Current Assets
Cash	$2,571	$19,622
Total current assets	2,571	19,622

Total assets	$2,571	$19,622

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Accounts payable and accrued expenses	$111,499	$102,000
Paycheck protection SBA loan	-	15,077
Convertible promissory notes payable and accrued interest- related party	-	22,522
Convertible promissory notes payable and accrued interest	-	28,049
Total current liabilities	111,499	167,648

Total liabilities	111,499	167,648

Commitments and Contingencies (Note 8)

Stockholders’ Equity (Deficit)
Convertible Series A Preferred stock, $0.0001 par value 25,000,000 shares authorized; zero shares issued and outstanding on November 30, 2022, and November 30, 2021.	-	-
Common stock, $0.0001 par value; 250,000,000 shares authorized; 6,090,580 shares issued and outstanding at November 30, 2022 and 1,673,237 at November 30, 2021.	608	167
Additional paid-in-capital	1,544,257	587,869
Treasury stock, at cost (640,000 shares)	(120,000)	(120,000)
Accumulated (deficit)	(1,533,793)	(616,062)
Total stockholders’ (deficit)	(108,928)	(148,026)

Total liabilities and stockholders’ equity	$2,571	$19,622

The accompanying notes are an integral part of these financial statements

NESTBUILDER.COM CORP.

Statements of Operations

	For the years ended
	November 30,
	2022	2021

Revenues
Real estate media revenue	$46,675	$61,050

Cost of revenues	17,195	16,942

Gross profit	29,480	44,108

Operating expenses
Salaries and benefits	749,044	18,946
General and administrative	133,788	61,842
Total operating expenses	882,832	80,788

Operating (loss)	(853,352)	(36,680)

Other income (expense)
Interest expense	(7,258)	(3,470)
Gain on forgiveness of paycheck protection program loan from SBA	15,077	13,080
Loss on extinguishment of debt	(72,198)	-
Total other income (expense)	(64,379)	9,610

Income (loss) before income taxes	(917,731)	(27,070)

Provision for income taxes	-	-

Net (loss)	$(917,731)	$(27,070)

Weighted average number of shares outstanding – basic and diluted	4,088,424	1,673,237

Basic and diluted net (loss) per common share	$(0.22)	$(0.02)

The accompanying notes are an integral part of these financial statements.

NESTBUILDER.COM CORP

Statement of Changes in Stockholders’ Equity (Deficit)

For the years ended November 30, 2022 and 2021

	Common Stock		Treasury Stock Par	Additional Paid	Accumulated	Stock Subscription	Total Stockholders'
	Shares	Amount	Value	in Capital	Deficit	Receivable	Deficit
Balance November 30, 2020	1,673,237	$167	$(120,000)	$587,869	$(588,992)	$-	$(120,956)
Net operating loss	-		-		(27,070)		(27,070)
Balance November 30, 2021	1,673,237	$167	$(120,000)	$587,869	$(616,062)	$-	$(148,026)
Issuance of common stock for cash	1,287,500	129	-	102,871	-	(36,000)	67,000
Fair value of common stock issued for debt conversion	1,336,838	133	-	143,668	-	-	143,801
Issuance of warrants, vested immediately, with convertible notes	-	-	-	6,275	-	-	6,275
Cash received for stock subscription receivable	-	-	-	-	-	36,000	36,000
Exercise of warrants for cash	418,005	42	-	10,380	-	-	10,422
Vesting of restricted stock	1,375,000	137	-	91,529	-	-	91,666
Stock-based compensation	-	-	-	601,665	-	-	601,665
Net operating loss	-	-	-	-	(917,731)	-	(917,731)
Balance November 30, 2022	6,090,580	608	$(120,000)	$1,544,257	$(1,533,793)	$-	$(108,928)

The accompanying notes are an integral part of these financial statements.

NESTBUILDER.COM CORP.

Statements of Cash Flows

	For the years ended
	November 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(917,731)	$(27,070)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on forgiveness of paycheck protection program and SBA loan	(15,077)	(13,080)
Stock-based compensation	601,665	-
Vesting of restricted stock	91,666	-
Loss on debt extinguishment	72,198	-
Amortization of warrants issued with debt	6,275	-

Changes in operating assets and liabilities:

Increase in accrued interest on notes payable	1,032	3,468
Increase (decrease) in accounts payable and accrued expenses	9,499	(8,000)
Net cash used in operating activities	(150,473)	(44,682)

Cash flows from investing activities:
Net cash provided by investing activities	-	-

Cash flows from financing activities:

Proceed from issuance of stock	67,000	-
Proceeds from warrants exercised	10,422	-
Proceeds from stock subscriptions received	36,000	-
Proceeds from Paycheck Protection SBA Loan	-	13,080
Proceeds from issuance of convertible promissory notes- related party	5,000	21,101
Proceeds from issuance of convertible promissory notes	15,000	25,999
Net cash provided by financing activities	133,422	60,180

Net increase (decrease) in cash	(17,051)	15,498

Cash at beginning of year	19,622	4,124

Cash at end of year	$2,571	$19,622

Schedule of Non-Cash Investing and Financing Activities
Conversion debt settlement	$71,604	$-
Warrants amended with debt settlement	$16,486	$-
Warrants issued with convertible notes	$6,275	$-

The accompanying notes are an integral part of these financial statements.

NESTBUILDER.COM CORP.

NOTES TO THE FINANCIAL STATEMENTS

NOVEMBER 30, 2022

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

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The Company utilizes fair value estimates for the calculation of stock-based compensation for applicable warrants and restricted stock awards. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all unrestricted demand deposits, money market funds and highly liquid debt instruments with an original maturity of less than 90 days to be cash and cash equivalents. There were no cash equivalents as of November 30, 2022 and November 30, 2021.

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

Impairment of Long-Lived Assets

In accordance with Accounting Standards Codification (“ASC”) 360-10, “Property, Plant, and Equipment”, the Company periodically reviews its long- lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not impair any long-lived assets as of November 30, 2022, and November 30, 2021.

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

Reclassification

Reclassification adjustment has been made in the prior period financial statements to reclassify convertible promissory notes payable and related accrued interest to related parties as of November 30, 2021. This reclassification resulted in a change in the presentation of notes payable on the balance sheet but had no effect on the previously reported net loss.

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

We generate revenue from service fees for video creation and production and referral fees from our LoseTheAgent.com website. Revenue is recognized when all of the following criteria are met:

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

Advertising Expense

Advertising costs are charged to expense as incurred and are included in selling and promotions expense in the accompanying financial statements. Advertising expense for the year ended November 30, 2022, and 2021 were $169 and $544, respectively.

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

The Company recognizes expenses for tax penalties and interest assessed by the Internal Revenue Service and other taxing authorities upon receiving valid notice of assessments. The Company has received no such notices as of November 30, 2022.

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

	November 30, 2022	November 30, 2021
Shares on issuance of warrants as share-based compensation	10,135,000	1,428,005
Shares on convertible promissory notes	-	722,443
Shares on unvested restricted stock	802,083	-
	10,937,083	2,150,448

Concentrations, Risks and Uncertainties

The Company’s operations and revenue are related to the real estate industry and its prospects for success are tied indirectly to interest rates and the general housing and business climates in the United States. Financial instruments and related items, which potentially subject the Company to concentration of credit risk consists primarily of cash. The Company places its cash with high credit quality institutions. At times, such deposits may be in excess of the FDIC insurance limit of $250,000. The Company did not have cash on deposit in excess of such limit in fiscal year 2022 and 2021.

Recently Issued Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40) – Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The ASU simplifies accounting for convertible instruments by removing major separation models required under current GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for the exceptions. The ASU also simplifies the diluted net income per share calculation in certain areas. The new guidance is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, and early adoption is permitted. The Company is currently evaluating the impact of the adoption of the standard on the financial statements.

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40). The new ASU addresses issuer’s accounting for certain modifications or exchanges of freestanding equity-classified written call options. This amendment is effective for all entities, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. The Company adopted ASU 2021-04 on January 1, 2022. There is no impact of the adoption of the standard on the financial statements.

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

At November 30, 2022, the Company had a working capital deficit of $108,928, an accumulated deficit of $1,533,793 and a net loss and net cash used in operating activities of $917,731 and $150,473, respectively for the year then ended. It is management’s opinion that these facts raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the date of this filing, without additional debt or equity financing. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts nor to the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 4: PROPERTY AND EQUIPMENT

At November 30, 2022 and November 30, 2021 Company’s property and equipment are as follows:

	Estimated Life (in years)	November 30, 2022	November 30, 2021

Office equipment	3	$82,719	$82,719
Less: accumulated depreciation		(82,719)	(82,719)
		$-	$-

The Company has recorded no depreciation expense for the years ended November 30, 2022, and 2021.

NOTE 5: ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The Company’s accounts payable and accrued expenses are as follows:

	November 30,	November 30,
	2022	2021
Trade payables and accruals	$111,499	$102,000
Total accounts payable and accrued expenses	$111,499	$102,000

NOTE 6: RELATED PARTY TRANSACTIONS

Convertible Promissory Notes

During the year ended November 30, 2022, Mr. Aliksanyan, our Chief Executive Officer and board member, Mr. Grbelja, our Chief Financial Officer and board member, and Mr. McLeod, our Secretary and board member, converted promissory notes for common stock as part of a Note Conversion and Warrant Amendment Agreement (See Note 7 and Note 9).

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

There was $338,333 of related party stock-based compensation included in Salaries & benefits expenses and $473,667 of related party unvested stock based compensation expense as of November 30, 2022 which will be recognized through February 28, 2024.

Common Stock Purchase Warrant Amendments

On May 26, 2022 the Company amended the 2019 and 2022 warrant agreements to reduce the exercise price from $0.20 and $0.0925, respectively, to $0.062 per share.

On July 13, 2022 the Company amended the 2019 and 2022 warrant agreements to reduce the exercise price from $0.062 to $0.045 per share.

Mr. Aliksanyan, our Chief Executive Officer and board member, Mr. Grbelja, our Chief Financial Officer and board member, and Mr. McLeod, our Secretary and board member, had 5,875,000 warrants outstanding as of November 30, 2022 that were included in the amended agreements. There was no adjustment to the fair value of the 2019 and 2022 warrants as a result of the warrant modifications. See Note 7.

Restricted Stock Awards

On February 4, 2022, the Company issued 825,000 shares of restricted common stock to its officers and directors at a price per share of $0.0925, the fair market value at the date of issuance. Pursuant to the terms of the Restricted Stock Award Agreements, the restricted common stock vests in a series of eight (8) successive equal quarterly installments beginning on the date of grant, provided that the grantee continuously provides services to the Company as an employee, officer, director, contractor or consultant through the applicable vesting date. The foregoing vesting schedule is subject to acceleration in the event of the service provider’s death, disability, termination without cause, or a change in control of the Company. There was $55,000 of related party stock-based compensation included in Salaries and benefits expense and $77,000 of related party unvested restricted stock based compensation expense as of November 30, 2022 that will be recognized through February 28, 2024.

NOTE 7: STOCKHOLDERS’ DEFICIT

The total number of shares of all classes of stock that the Company shall have the authority to issue is 275,000,000 shares consisting of: 250,000,000 shares of common stock with a $0.0001 par value per shares; and 25,000,000 shares of preferred stock, par value $0.0001 per share. On May 31, 2019, we filed a certificate of designation with the Secretary of State of the State of Nevada to create a new class of preferred stock designated as the Series A Convertible Preferred Stock. The holders of Series A Convertible Preferred Stock are entitled to receive dividends in an amount equal to any dividends or other Distribution on the Common Stock. The holders of Series A Convertible Preferred Stock are entitled to be paid out of the Available Funds and Assets, in preference to any payment or distribution of any Available Funds and Assets on any shares of Common Stock or subsequent preferred stock, an amount per share equal to the Original Issue Price of the Series A Convertible Preferred Stock plus all declared but unpaid dividends on the Series A Convertible Preferred Stock. Each share of Series A Convertible Preferred Stock shall be convertible, at the option of the holder thereof, at any time after the issuance of such share, into one (1) share of Common Stock. As of November 30, 2022, there were 6,090,580 shares of common stock issued and outstanding and zero shares of Series A Convertible Preferred Stock issued and outstanding.

Common Stock

On February 4, 2022, the Company issued 1,375,000 shares of restricted common stock at $0.0925 per share to its officers, contracted consultants and professionals. Pursuant to the terms of the Restricted Stock Award Agreements, the restricted common stock vests in a series of eight (8) successive equal quarterly installments beginning on the date of grant, provided that the grantee continuously provides services to the Company as an employee, officer, director, contractor or consultant through the applicable vesting date. The foregoing vesting schedule is subject to acceleration in the event of the service provider’s death, disability, termination without cause, or a change in control of the Company. There was $91,966 of stock-based compensation included in Salaries and benefits expense and $128,333 of unvested restricted stock-based compensation expense as of November 30, 2022 that will be recognized through May 31, 2024. As of November 30, 2022, 572,917 shares of restricted stock had vested, 802,083 shares of restricted stock remain unvested.

On February 7, 2022, our existing noteholders exercised their conversion rights of $69,554 of their balances and were issued 679,534 shares of common stock at $0.07 and 628,238 shares of common stock at $0.035 for a total fair value of $141,752. As an incentive to convert their notes, three noteholders agreed to a modification where they converted a portion of their notes at $0.035 per common share. The share price at the time of the conversion was $0.177 which resulted in a loss on debt conversion of $55,712, which is included in the loss on extinguishment of debt of $72,198 on the Statement of Operations as of November 30, 2022.

On February 28, 2022, the company issued 1,287,500 shares of its common stock at $0.08 in exchange for $67,000 in cash and a stock subscription receivable of $36,000. The $36,000 of the stock subscription receivable was received in March 2022.

On May 11, 2022, our remaining noteholders exercised their conversion rights of $2,050 of their balances and were issued 29,066 shares of common stock at $0.07 for a total fair value of $2,050.

Common stock warrants

In June 2021, the Company issued an additional 80,000 warrants pursuant to the stock purchase agreement and issuance of convertible notes in the amount of $16,000. The warrants have an exercise price of $0.10 per share and the warrants vest immediately and expire on December 31, 2022. The grant date value was zero.

In September 2021, the Company issued an additional 18,005 warrants pursuant to the stock purchase agreement and issuance of convertible notes in the amount of $3,601. The warrants have an exercise price of $0.10 per share and the warrants vest immediately and expire on December 31, 2022. The grant date value was zero.

In January 2022, the Company issued an additional 100,000 warrants pursuant to the Securities Purchase Agreement and issuance of convertible notes in the amount of $20,000. The warrants have an exercise price of $0.10 per share and the warrants vest immediately and expire on December 31, 2022. The Company recorded $6,275 of interest expense for these awards during the year ended November 30, 2022.

On February 4, 2022, the Company issued 9,025,000 common stock warrants to its officers, contracted consultants and professionals. Each warrant is convertible into 1 share of common stock with an exercise price of $0.0925. The warrants expire on February 4, 2027. Pursuant to the terms of the Common Stock Purchase Warrants, ¼th of the total number of shares underlying the warrants will vest and become exercisable on the first anniversary of the date of issuance, and an additional l/12th of the total number of remaining shares underlying the warrants will vest and become exercisable on each of the monthly anniversaries thereafter, in each case, so long as the holder continues to be a service provider of the Company. The foregoing vesting schedule is subject to acceleration in the event of the service provider’s death, disability, termination without cause or a change in control of the Company. There was $601,665 of stock-based compensation expense included in Salaries and benefits expense as of November 30, 2022 and $842,333 of unvested stock based compensation which will be recognized through February 28, 2024.

On February 7, 2022, the Company and the purchasers under the Securities Purchase Agreement executed Note Conversion and Warrant Amendment Agreements pursuant to which they amended the common stock purchase warrants issued pursuant to the Securities Purchase Agreement, dated December 10, 2020, to reduce the exercise price per share from $0.10 per share to $0.02 per share for 217,500 warrants. As a result of the warrant modification in conjunction with the note conversion, $16,486 was recorded as a loss on extinguishment of debt for the year ended November 30, 2022, which is included in the loss on extinguishment of debt of $72,198 on the Statement of Operations.

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

On July 13, 2022, the Company executed a Warrant Amendment Agreement pursuant to which they amended the common stock purchase warrants issued pursuant to the 2019 warrants and 2022 warrants, reducing the exercise price per share from $0.062 to $0.045. There was no adjustment to the fair value of the 2019 and 2022 warrants as a result of the warrant modifications.

On September 22, 2022, a portion of our existing common stock warrant holders exercised their purchase right to purchase 82,500 common stock warrants for $3,712.

A summary of the Company’s outstanding common stock warrants as of November 30, 2022, is as follows:

		Weighted
		Average
		Exercise	Intrinsic
	Warrants	Price	Value
Outstanding, November 30, 2021	1,428,005	$0.186	$0.00
Warrants granted and issued	9,125,000	$0.92	$0.00
Warrants exercised	(418,005)	$0.25	$0.00
Warrants exchanged	-	$-	$0.00
Outstanding, November 30, 2022	10,135,000	$0.045	$0.00

Common stock issuable upon exercise of warrants	10,135,000	$0.045	$0.00

The following table summarizes information about common stock warrants outstanding on November 30, 2022:

Warrants Outstanding			Warrants Exercisable
Number Outstanding at	Weighted Average	Weighted Average	Number Exercisable at	Weighted Average
November 30 2022	Remaining Life	Exercise Price	November 30, 2022	Exercise Price
1,110,000	1.72 Years	$0.045	1,110,000	$0.0450
9,025,000	4.18 Years	.045	-	0.045
10,135,000	3.91 Years	$0.045	1,110,000	$0.045

The Company estimates the fair value of each award on the date of grant using a Black Scholes valuation model that uses the following assumptions for warrants modified during the year ended November 30, 2022:

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

Pursuant to the terms of the Notes, the holders of the Notes have the right, at their option, at any time, to convert the principal amount of the Notes, and any accrued interest, into our common stock at a conversion of $0.07 per share. However, each holder of a Note will not have the right to convert any portion of his Note if the holder (together with his affiliates) would beneficially own in excess of 9.99% of the number of shares of our common stock outstanding immediately after giving effect to the conversion, as such a percentage ownership is determined in accordance with the terms of the Note. Each holder has the right to waive the foregoingconversionon limitations, in whole or in part, upon and effective after 61 days prior written notice to us.

On February 7, 2022, the existing noteholders exercised their conversion rights and were issued 679,534 common shares at $0.07 for a total value of $47,567. Three noteholders agreed to a modification where they converted a portion of their notes at $0.035 per share and were issued 628,238 common shares for a total value of $21,988. See Note 6 and Note 7 for additional disclosure.

On May 11, 2022, our remaining noteholders exercised their conversion rights and were issued 29,066 shares of common stock at $0.07 for a total value of $2,050. There are no convertible notes outstanding as of November 30, 2022.

NOTE 10: PAYCHECK PROTECTION PROGRAM/SBA LOAN

On May 6, 2020, the Company obtained a $13,080 loan from TD Bank pursuant to the Paycheck Protection Program (“PPP”) under the “CARES Act”. The Company applied for and received forgiveness from the SBA on May 24, 2021, in the amount of $13,080. The Company recorded the gain on forgiveness of this loan as a component of other income.

In March 2021, the Company obtained an additional Paycheck Protection Program loan in the amount of $15,077 from the SBA since we satisfied the requirements established by the SBA to obtain an additional loan. The Company applied for and received forgiveness from the SBA in December 2021 in the amount of $15,077. The Company recorded the gain on forgiveness of this loan as a component of other income.

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

The difference between the effective income tax rate and the applicable statutory federal income tax rate is summarized as follows:

	2022	2021
Statutory federal rate	(21.0)%	(21.0)%

Permanent differences, PPP forgiveness	0%	0%
Change in valuation allowance	21.0%	21.0%
Effective tax rate	0.0%	0.0%

At November 30, 2022 and 2021 the Company’s deferred tax assets were as follows:

	2022	2021

Tax benefit of net operating loss carry forward	$35,157	$2,934
Change in valuation allowance	(35,157)	(2,934)
Provision for income tax	-	-

Deferred tax assets (liabilities)
Net deferred tax assets- net operating losses	111,854	76,697
Less: Valuation allowance	(111,854)	(76,697)
Net deferred tax asset	$-	-

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences will become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. The Company has recorded a full valuation allowance against its net deferred tax assets because it is not currently able to conclude that it is more likely than not that these assets will be realized. The change in the valuation allowance during the years ended November 30, 2022 and 2021 was approximately $35,000 and $3,000, respectively. The amount of deferred tax assets considered to be realizable could be increased in the near term if estimates of future taxable income during the carryforward period are increased.

As of November 30, 2022, the Company had unused net operating loss carry forwards of $532,637 available to reduce federal taxable income. The Company’s ability to offset future taxable income, if any, with tax net operating loss carryforwards may be limited due to the non-filing of tax returns. Under the CARES act, net operating losses arising after 2017 are able to be carryforward indefinitely. Furthermore, changes in ownership may result in limitations under Internal Revenue Code Section 382.

NOTE 12: SUBSEQUENT EVENTS

On December 1, 2022, pursuant to an Agreement and Plan of Merger, dated as of December 1, 2022, by and among Nestbuilder, NB Merger Corp., a Delaware corporation and a direct, wholly owned subsidiary of Nestbuilder (“Merger Sub”), Renewable Innovations, Inc., a Delaware corporation (“Renewable Innovations”), Lynn Barney, as the representative of Renewable Innovations’ securityholders, and Alex Aliksanyan, as the Nestbuilder representative, Nestbuilder acquired Renewable Innovations through the merger of Merger Sub with and into Renewable Innovations (the “Merger”), with Renewable Innovations continuing as the surviving corporation and becoming a wholly owned subsidiary of Nestbuilder.

In connection with the Merger, we intend to file articles of merger with the Nevada Secretary of State to change our name to Renewable Innovations, Inc. pursuant to a parent/subsidiary merger between us (as “Nestbuilder.com Corp.”) and our wholly-owned non-operating subsidiary, Renewable Innovations, Inc., which was established for the purpose of giving effect to this name change.

Immediately prior to the Merger, there were 6,090,580 shares of our Common Stock issued and outstanding and warrants outstanding to acquire up to an aggregate of 10,135,000 shares of our Common Stock. As a result of the Merger, we issued to the shareholders of Renewable Innovations an aggregate of 2,155,684 shares of our Series A Convertible Preferred Stock, par value $0.0001 per share, each share of which is convertible into 100 shares of our Common Stock, which represents a 93% ownership interest based on our fully-diluted capitalization immediately following the Merger. As a result of the foregoing transactions, we underwent a change of control on December 1, 2022, which will be accounted for as a reverse merger.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are no events required to be disclosed under this Item.

ITEM 9A - CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of November 30, 2022, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of November 30, 2022, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in Item 9A(b).

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Our management assessed the effectiveness of our internal control over financial reporting as of November 30, 2022 .. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, Management identified the following two material weaknesses that have caused management to conclude that, as of November 30, 2022, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

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

(d) Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended November 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

None.

ITEM 9C – DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the names, ages, and biographical information of each of our current directors and executive officers, and the positions with the Company held by each person, and the date such person became a director or executive officer of the Company. Our executive officers are elected annually by the Board of Directors. The directors serve one-year terms until their successors are elected. The executive officers serve terms of one year or until their death, resignation or removal by the Board of Directors. Family relationships among any of the directors and officers are described below.

Name	Age	Position(s)

Robert L. Mount	67	Chief Executive Officer, President and Director

Lynn Barney	75	Chief Financial Officer, Secretary, and Director

Robert L. Mount, age 67, was appointed on December 1, 2022 to serve as our Chief Executive Officer, President and a director, effective immediately. Mr. Mount has been the Chief Executive Officer, President and a director of Renewable Innovations, Inc., now our wholly-owned subsidiary, since its inception in June 2019. Prior to Renewable Innovations, for 24 years through December 2020, Mount was the Chief Executive Officer of Power Innovations, Inc., and remained an employee there until March 31, 2021.

Mr. Mount has 45 years of dynamic, entrepreneurial, and driven results-oriented leadership with a strong track record as the originator, facilitator, and builder of world-class technology in the power industry. Bob is keenly aware of market opportunities and has a strong propensity towards strategic implementation of ideas and programs. He addresses upcoming market needs and trends with innovative and technologically sound solutions, and he is always ready to step up to diverse challenges to capitalize on new market opportunities.

Industry Leadership

●	Fuel Cell & Hydrogen Energy Association (FCHEA), Director
●	Stationary Power Working Group, Chair
●	Government Affairs Committee, Member
●	Communications and Marketing Committee, Member
●	Center for Hydrogen Safety (CHS), Member
●	H2 Equipment and Component Failure Rates Committee, Member
●	H2 Safety Credential Committee, Member
●	Asia-Pacific Hydrogen Safety Conference, Co-Chair US Hydrogen Roadmap
●	US Hydrogen Roadmap Research, Study Team Member
●	US Hydrogen Roadmap Steering Committee, Member US Department of Energy
●	Hydrogen & Fuel Cell Technical Advisory Committee (HTAC) (Appointment Only by the DOE / Reports to the Secretary of Energy, 2017-2020)

●	National Renewable Energy Lab - Research Partner in collaboration with Daimler and Hewlett-Packard Enterprises
●	Intermountain Western Alternative Fuel Corridor, Member
●	New Zealand Hydrogen Association, Member

Education: Brigham Young University, Drexel University: Engineering (Electrical, Aerospace / Mechanical)

Lynn B. Barney, age 75, was appointed on December 1, 2022 to serve as our Chief Financial Officer and Secretary, effective immediately, and as a director, effective 10 days after the mailing of this Information Statement to our shareholders. Mr. Barney has been the Chief Financial Officer, Secretary and a director of Renewable Innovations, Inc., now our wholly-owned subsidiary, since its inception in June 2019. Prior to Renewable Innovations, Mr. Barney served as the Chief Financial Officer of Power Innovations from 2001 to 2015 when he retired and became a private investor in real estate and was a co-founder of Renewable Innovations with Mr. Mount.

Mr. Barney has extensive experience in business having founded a commercial bank in Utah after working for the largest bank in the state. After selling the bank, he served as the CEO of a publicly traded laser company which was listed on the Pink Sheets. Under his leadership, the company (BriteSmile) developed the world’s first laser tooth whitening procedure. He guided that company to the full list of the American Stock Exchange where it became the number one growth stock on all three exchanges in the first quarter of 1996 which led to his interview by Mark Haines on CNBC’s Squawk Box on May 29, 1996. In 2001, Mr. Barney became an early investor in Power Innovations. In 2014, Mr. Barney was the lead in closing the sale of the Company to LiteOn Technologies.

Education: BA, MBA University of Utah (Management and Finance).

Family Relationships

There are no family relationships between any of our officers or directors.

Other Directorships; Director Independence

Other than as set forth above, none of our officers and directors is a director of any company with a class of securities registered pursuant to section 12 of the Exchange Act or subject to the requirements of section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940.

For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 5605(a)(2). The OTC marketplace on which shares of common stock are quoted does not have any director independence requirements. The NASDAQ definition of “Independent Officer” means a person other than an Executive Officer or employee of the company or any other individual having a relationship which, in the opinion of the company’s Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. According to the NASDAQ definition, none of our directors are independent.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

None of our officers, directors, or beneficial owners of more than ten percent of our common stock has filed reports required by section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years.

Board Committees

Our Board of Directors does not maintain a separate audit, nominating or compensation committee. Functions customarily performed by such committees are performed by its Board of Directors as a whole. We are not required to maintain such committees under the applicable rules of the OTC. We do not currently have an “audit committee financial expert” since we currently do not have an audit committee in place. We intend to create board committees, including an independent audit committee, in the near future.

We do not currently have a process for security holders to send communications to the Board.

During the fiscal years ended November 30, 2022 and 2021, the Board of Directors met as necessary.

Involvement in Certain Legal Proceedings

None of our officers or directors has, in the past ten years, filed bankruptcy, been convicted in a criminal proceeding or named in a pending criminal proceeding, been the subject of any order, judgment, or decree of any court permanently or temporarily enjoining him or her from any securities activities, or any other disclosable event required by Item 401(f) of Regulation S-K.

Code of Ethics

We have not adopted a written code of ethics, primarily because we believe and understand that our officers and directors adhere to and follow ethical standards without the necessity of a written policy.

ITEM 11 - EXECUTIVE COMPENSATION

Narrative Disclosure of Executive Compensation

Robert L. Mount, our Chief Executive Officer, President, and a Director, does not have a written employment agreement. He received a salary of $35,000 in 2021, $60,000 in 2022 through September, and $300,000 starting in October 2022.

Lynn B. Barney, our Chief Financial Officer, Secretary, and a Director, does not have a written employment or contractor agreement and receives no compensation.

Summary Compensation Table

The following table sets forth information with respect to compensation earned by our Chief Executive Officer, President, Chief Financial Officer and Secretary for the years ended November 30, 2022 and 2021.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other ($)	Total ($)

Robert L. Mount,	2022	106,846	-	-	-	-	-	-	106,846
CEO, Pres	2021	35,077	-	-	-	-	-	-	35,077

Lynn Barney,	2022	-	-	-	-	-	-	-	-
CFO, Sec	2021	-	-	-	-	-	-	-	-

Director Compensation

For the years ended November 30, 2022 and 2021, none of the members of our Board of Directors received compensation for his or her service as a director.

Outstanding Equity Awards at Fiscal Year-End

We do not currently have a stock option or equity plan for the benefit of key employees, members of the Board of Directors, and key service providers.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 3, 2023, certain information with respect to our equity securities owned of record or beneficially by (i) each of our Officers and Directors; (ii) each person who owns beneficially more than 5% of each class of our outstanding equity securities; and (iii) all Directors and Executive Officers as a group.

Name and Address	Common Stock Beneficial Ownership (1)	Percentage of Common Stock Beneficial Ownership (2)

Robert L. Mount (3)(6)(8)	120,524,050	95.19%

Lynn Barney (4)(6)(8)	71,583,189	92.16%

Alex Aliksanyan (5)(7)(8)	398,827	6.55%

All Officers and Directors as a Group (2 Persons)	192,506,606	97.13%

(1)	The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 under the Exchange Act and the information is not necessarily indicative of beneficial ownership for any other purpose. Under Rule 13d-3, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days through the exercise of any warrant, stock option or other right. The persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes to this table.

(2)	Based on 6,090,580 shares of Common Stock issued and outstanding. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.

(3)	Includes 120,524,050 shares of Common Stock underlying 1,205,240.50 shares of Series A Convertible Preferred Stock which are convertible within 60 days of the date of this Annual Report.

(4)	Includes 71,583,189 shares of Common Stock underlying 715,831.89 shares of Series A Convertible Preferred Stock which are convertible within 60 days of the date of this Annual Report.

(5)	Excludes 2,945,000 shares of Common Stock underlying warrants that are not exercisable within 60 days of the date of this Annual Report.

(6)	Unless otherwise noted, the address of each beneficial owner is c/o Renewable Innovations, Inc., 588 West 400 South, Suite #110, Lindon, Utah 84042.

(7)	Unless otherwise noted, the address is c/o Nestbuilder.com Corp., 201 W. Passaic Street, Suite 301, Rochelle Park, NJ 07662.

(8)	Indicates an officer and/or director of the Company.

The issuer is not aware of any person who owns of record, or is known to own beneficially, five percent or more of the outstanding securities of any class of the issuer, other than as set forth above. There are no classes of stock other than common stock issued or outstanding.

There are no current arrangements which will result in a change in control.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Robert L. Mount, our Chief Executive Officer, President, and a Director, does not have a written employment agreement. He received a salary of $35,000 in 2021, $60,000 in 2022 through September, and $300,000 starting in October 2022.

Lynn B. Barney, our Chief Financial Officer, Secretary, and a Director, does not have a written employment or contractor agreement and receives no compensation.

In connection with the acquisition of Renewable Innovations, Inc., a Delaware corporation, on December 1, 2022, we issued to the shareholders of Renewable Innovations an aggregate of 2,155,684 shares of our Series A Convertible Preferred Stock, par value $0.0001 per share, each share of which is convertible into 100 shares of our Common Stock, which represents a 93% ownership interest based on our fully-diluted capitalization immediately following the Merger. 1,205,240.50 of the preferred shares were issued to Robert L. Mount, and 715,831.89 of the preferred shares were issued to Lynn Barney. As a result of the foregoing transactions, we underwent a change of control on December 1, 2022. The issuances were exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933.

Other Directorships; Director Independence

Other than as set forth above, none of our officers and directors is a director of any company with a class of securities registered pursuant to section 12 of the Exchange Act or subject to the requirements of section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940.

For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 5605(a)(2). The OTC marketplace on which shares of common stock are quoted does not have any director independence requirements. The NASDAQ definition of “Independent Officer” means a person other than an Executive Officer or employee of the company or any other individual having a relationship which, in the opinion of the company’s Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. According to the NASDAQ definition, none of our directors are independent.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

Assurance Dimensions was our independent registered public accounting firm for the years ended November 30, 2022 and 2021.

Audit and Non-Audit Fees

The following table presents fees for professional services rendered by our independent registered public accounting firm for the audit of our annual financial statements for the years ended November 30, 2022 and 2021.

	Years Ended November 30,
	2022	2021
Audit Fees (1)	$25,500	$25,500
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$25,500	$25,500

(1)	Audit fees were principally for audit and review services.

Of the fees described above for the years ended November 30, 2022 and 2021, all were approved by the entire Board of Directors.

PART IV

ITEM 15 – EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements

The following financial statements are filed as part of this report:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Renewable Innovations, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Renewable Innovations, Inc. (the Company) as of November 30, 2022 and 2021, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2022 and 2021, and the results of its operations and its cash flows for years ended November 30, 2022 and 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph - Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company had a net loss of $944,938 for the year ended November 30, 2022, and accumulated deficit of $2,123,966 and negative working capital of $299,092 as of November 30, 2022. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Description of the Matter

As discussed in Note 2 to the financial statements, revenues from the sale and installation of power systems are recognized when control has passed to the customer. The customer is considered to have control of the asset when the customer accepts the power system, or when they otherwise direct its use. Most of the Company’s contracts to date are to enhance assets controlled by the customer. In these cases, revenue is recognized based on the percentage of completion method. Management uses the percentage of completion input method based on costs. Specifically, percentage of completion is the ratio of total costs to date to estimated expected costs related to the project. Some contracts for the sale and installation of power systems were recognized at a point in time due to the nature of when control passed to the customer.

We identified the estimation of expected costs and percentage of completion and recording certain contracts at a point in time as a critical audit matter. Subjective auditor judgment was required to evaluate the assumptions used to develop the percentage of completion and recognizing certain revenue at a point in time.

How we Addressed the Matter in Our Audit

The primary procedures we performed to address this critical audit matter included the following:

●	We obtained understanding the Company’s process for estimating expected costs and percentage of completion, including the assumptions used to develop the estimate. We tested the percentage of completion by:

○	Testing actual cost to vendor invoices and payroll records;
○	Testing changes to estimated costs, if any, including the amount and timing of the change; and
○	Evaluating the scope of the work for consistency with the underlying contractual terms;
○	Testing the delivery of the product, based on internal and customer-facing information;
○	Actual costs incurred subsequent to the balance sheet date to assess if they were consistent with the estimate for that time period; and
○	Reviewing gross margins.

●	We obtained understanding the Company’s process for recognizing certain contracts at a point in time, including the assumptions used to develop the estimate by:

○	Evaluating the scope of the work for consistency with the underlying contractual terms;
○	Testing the delivery of the product, based on internal and customer-facing information;
○	Ensure proper recognition of this revenue based on accounting standards; and
○	Reviewing gross margins.

/s/ Assurance Dimensions

We have served as the Company’s auditor since 2022.
Margate, Florida
March 2, 2023

RENEWABLE INNOVATIONS, INC.

BALANCE SHEETS

As of November 30,

	2022	2021
ASSETS
Current assets
Cash	$1,260,199	$357,189
Accounts receivable and contract assets, net of allowance of $7,500 and $0	296,562	15,000
Inventories	510,318	418,451
Prepaid expenses	584,132	18,943
Total current assets	2,651,211	809,583

Property and equipment, net	2,563,766	2,193,565

Deposits	35,000	35,000

Right of use asset	4,239,676	3,123,565
Total assets	$9,489,653	$6,161,713

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$627,976	$468,487
Accrued payroll liabilities	70,973	45,361
Other current liabilities	-	34,000
Deferred revenue – customer deposits	1,776,159	1,007,709
Lease liability - current portion	475,195	455,661
Total current liabilities	2,950,303	2,011,218

Noncurrent liabilities
Lease liability, net of current portion	3,876,145	2,740,852
Total liabilities	6,826,448	4,752,070

Stockholders’ equity
Common stock, par value $.001, 1,000,000 shares authorized, 500,000 shares issued and outstanding	500	500
Preferred A stock, par value $.001, 100,000 shares authorized, 19,148 and 10,355 issued and outstanding	19	10
Additional paid-in capital	4,786,652	2,588,161
Accumulated deficit	(2,123,966)	(1,179,028)
Total stockholders’ equity	2,663,205	1,409,643
Total liabilities and stockholders’ equity	$9,489,653	$6,161,713

The accompanying notes are integral to these financial statements.

RENEWABLE INNOVATIONS, INC.

STATEMENTS OF OPERATIONS

For the Years Ended November 30,

	2022	2021
Sales	$3,468,587	$370,341

Cost of sales	2,578,368	339,629
Gross profit	890,219	30,712

Operating expenses
Sales, general, and administrative	598,029	1,387,939
Depreciation	358,878	28,085
Total operating expenses	956,907	1,416,024

Loss from operations	(66,688)	(1,385,312)

Other income (expense):
Rental income	84,900	207,538
Stock based settlement expense	(983,500)	-
Gain on settlement	20,450	-
Total other income (expense)	(878,150)	207,538

Net loss before income taxes	(944,838)	(1,177,774)

Income tax expense	100	1,254

Net loss	$(944,938)	$(1,179,028)

The accompanying notes are integral to these financial statements.

RENEWABLE INNOVATIONS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended November 30, 2022 and 2021

	Series A				Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at November 30, 2020	-	$-	-	$-	$-	$-	$-
Issuance of common stock to founders	-	-	500,000	500	(500)	-	-
Issuance of preferred stock for cash	9,043	9	-	-	2,260,662	-	2,260,671
Issuance of preferred stock for contributed assets	1,312	1	-	-	327,999	-	328,000
Net loss	-	-	-	-	-	(1,179,028)	(1,179,028)
Balance at November 30, 2021	10,355	10	500,000	500	2,588,161	(1,179,028)	1,409,643
Issuance of preferred stock for cash	4,860	5	-	-	1,214,995	-	1,215,000
Issuance of preferred stock as part of settlement agreement	3,933	4	-	-	983,496	-	983,500
Net loss	-	-	-	-	-	(944,938)	(944,938)
Balance at November 30, 2022	19,148	$19	500,000	$500	$4,786,652	$(2,123,966)	$2,663,205

The accompanying notes are integral to these financial statements.

RENEWABLE INNOVATIONS, INC.

STATEMENTS OF CASH FLOWS

For the Years Ended November 30,

	2022	2021
Cash flows from operating activities
Net loss	$(944,938)	$(1,179,028)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	446,994	85,114
Lease amortization	487,082	236,109
Bad debt	7,500	-
Stock based settlement expense	983,500	-
Gain on settlement	(20,450)	-
Changes in operating assets and liabilities
Accounts receivable	(289,062)	(15,000)
Inventories	(91,867)	(418,451)
Prepaid expenses and other current assets	(565,189)	(53,943)
Accounts payable	159,489	468,487
Accrued payroll liabilities	25,612	45,361
Right of use asset and lease liability, net	(448,366)	(163,161)
Other current liabilities	(14,000)	34,000
Deferred revenue	768,450	1,007,709
Net cash provided by operating activities	504,755	47,197

Cash flows from investing activities
Purchase of property and equipment	(816,745)	(1,950,679)
Net cash used in investing activities	(816,745)	(1,950,679)

Cash flows from financing activities
Proceeds from issuance of preferred stock	1,215,000	2,260,671
Net cash provided by financing activities	1,215,000	2,260,671

Net change in cash	903,010	357,189

Cash at beginning of year	357,189	-
Cash at end of year	$1,260,199	$357,189

Non-cash activities:
Right of use asset acquired in exchange for lease liability, net	$1,633,349	$3,359,674
Issuance of preferred stock for contributed assets	-	328,000
Issuance of common stock to founders	-	500
Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	-	-

The accompanying notes are integral to these financial statements.

RENEWABLE INNOVATIONS, INC.

NOTES TO FINANCIAL STATEMENTS

For the Years Ended November 30, 2022 and 2021

NOTE 1 – NATURE OF OPERATIONS

Renewable Innovations, Inc., a Delaware corporation (“we,” “us,” “our,” “Renewable,” or the “Company”), was incorporated in 2019 and commenced operations in 2021.

Renewable’s goal is to accelerate the growth and opportunities within the renewable economy. Our team of industry leaders brings extensive experience and connections across the Renewable, Hydrogen, and Alternative Energy sectors.

Our advanced power integration, applications, and solutions are focused on creating a new Hydrogen-powered energy economy:

●	Hydrogen Fuel Cell (HFC) scalable backup and primary power systems
●	Mobile and transportable HFC-powered EV Rapid Charge systems for the Electric Vehicle market to help close the Grid Gap (TM)
●	Advanced Hydrogen transport and refueling vehicles
●	Greenhouse Grids to power communities

Our customers include government agencies and leading Fortune 500 companies.

Upon formation of the Company, the common shares authorized was 10,000. In May 2021, 2,000 common shares were issued to Robert Mount and Lynn Barney, the Company’s founders. On May 13, 2021, the articles of incorporation were amended to increase the authorized common shares to 1,000,000, in addition to authorizing the preferred stock discussed above. Upon the filing of the amended articles of incorporation, the common shares were subject to a 250-for-1 forward stock split; thus, increasing the common shares outstanding to 500,000 shares.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

We prepare our financial statements in accordance with accounting principles generally accepted in the United States of America, which requires management to use its judgment to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosures at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. These assumptions and estimates could have a material effect on our financial statements. Actual results may differ materially from those estimates. We review our estimates on an ongoing basis based on information currently available, and changes in facts and circumstances may cause us to revise these estimates. Significant accounting estimates reflected in the Company’s financial statements include allowance for doubtful accounts, revenue recognition, deferred revenue, useful lives of property, plant and equipment and fair value of lease liabilities and right of use assets, and inventory obsolescence.

Cash

Cash consists of petty cash and checking accounts. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered cash equivalents. There were no cash equivalents as of November 30, 2022 and 2021.

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits.

Accounts Receivable

We manage credit risk associated with our accounts receivables at the customer level. Because the same customers typically generate the revenues that are accounted for under both Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (Topic 606) and Accounting Standards Codification Topic 326, Credit Losses (Topic 326), the discussions below on credit risk and our allowances for doubtful accounts address our total revenues from Topic 606 and Topic 326.

Pursuant to Topic 326 for our accounts receivables, we maintain an allowance for doubtful accounts that reflects our estimate of our expected credit losses. Our allowance is estimated using a loss rate model based on delinquency. The estimated loss rate is based on our historical experience with specific customers, our understanding of our current economic circumstances, reasonable and supportable forecasts, and our own judgment as to the likelihood of ultimate payment based upon available data. We perform credit evaluations of customers and establish credit limits based on reviews of our customers’ current credit information and payment histories. The actual rate of future credit losses, however, may not be similar to past experience. Our estimate of doubtful accounts could change based on changing circumstances, including changes in the economy or in the particular circumstances of individual customers. Accordingly, we may be required to increase or decrease our allowance for doubtful accounts.

Inventory

All inventory consists of raw materials and is valued at the lower of first-in-first-out cost or net realizable value; where net realizable value is considered to be the estimated selling price in the ordinary course of business, less reasonably predictable cost of completion, disposal, and transportation. Management periodically evaluates inventory for obsolescence and has determined that no inventory is obsolete as of November 30, 2022 and 2021.

Property and Equipment

Property and equipment are recorded at cost and depreciated using a straight-line method over the estimated useful lives. Ordinary repair and maintenance costs are included in sales, general, and administrative (“SG&A”) expenses on our statements of operations. However, expenditures for additions or improvements that significantly extend the useful life of the asset are capitalized in the period incurred. At the time assets are sold or disposed of, the cost and accumulated depreciation are removed from their respective accounts and the related gains or losses are reflected in the statements of operations in gains from sales of property and equipment, net.

The Company’s demonstration units are examples of two of the Company’s products and are taken to trade shows and other venues to showcase the Company’s hydrogen cell technology and products. Construction in progress includes large equipment that will be used in production that have not yet been placed in service because, either installation or training is not complete.

We periodically evaluate the appropriateness of remaining depreciable lives assigned to property and equipment. Leasehold improvements are amortized using the straight-line method over their estimated useful lives or the remaining term of the lease, whichever is shorter. Generally, we assign the following estimated useful lives to these categories:

Category	Estimated Useful Life
Machinery and equipment Leasehold improvements Demonstration units	5 to 10 years 7 years 5 years

Leases

We determine whether an arrangement is a lease at the inception of the arrangement based on the terms and conditions in the contract. A contract contains a lease if there is an identified asset, and we have the right to control the asset for a period of time in exchange for consideration. Lease arrangements can take several forms. Some arrangements are clearly within the scope of lease accounting, such as real estate contracts that provide an explicit contractual right to use a building for a specified period of time in exchange for consideration. However, the right to use an asset can also be conveyed through arrangements that are not leases in form, such as leases embedded within service and supply contracts. We analyze all arrangements with potential embedded leases to determine if an identified asset is present, if substantive substitution rights are present, and if the arrangement provides the customer control of the asset.

Our lease portfolio is substantially comprised of operating leases related to leases of real estate and improvements. From time to time, we may also lease various types of small equipment and vehicles.

Operating lease right-of-use (“ROU”) assets represent our right to use an individual asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide the lessor’s implicit rate we use the incremental borrowing rate IBR, in determining the present value of lease payments by utilizing a fully collateralized rate for a fully amortizing loan with the same term as the lease.

Lease terms include options to extend the lease when it is reasonably certain those options will be exercised. For leases with terms greater than 12 months, we record the related asset and obligation at the present value of lease payments over the term. Our leases can include rental escalation clauses, renewal options and/or termination options that are factored into our determination of lease payments when such renewal options and/or termination options are reasonably certain of exercise.

A ROU asset is subject to the same impairment guidance as assets categorized as plant, property, and equipment. As such, any impairment loss on ROU assets is presented in the same manner as an impairment loss recognized on other long-lived assets.

A lease modification is a change to the terms and conditions of a contract that change the scope or consideration of a lease. For example, a change to the terms and conditions to the contract that adds or terminates the right to use one or more underlying assets, or extends or shortens the contractual lease term, is a modification. Depending on facts and circumstances, a lease modification may be accounted as either: (1) the original lease plus the lease of a separate asset(s) or (2) a modified lease. A lease will be remeasured if there are changes to the lease contract that do not give rise to a separate lease.

Impairment of long-lived Assets

U.S. GGAP requires that long-lived assets held by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. No asset impairments were recorded by the Company for the years ended November 30, 2022 and 2021.

Revenue Recognition

When entering into contracts with our customers, we follow the five steps outlined in Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (Topic 606):

i.	Identify the contract with our customer.
ii.	Identify the performance obligations in the contract.
iii.	Determine the transaction price.
iv.	Allocate the transaction price to the performance obligations.
v.	Evaluate the satisfaction of the performance obligations.

We account for contracts, with our customers, when we have approval and commitment from both parties, the rights of the parties are identified, payment terms are established, the contract has commercial substance and collectability of consideration is probable.

Under Topic 606, we recognize revenue when or as we satisfy a performance obligation by transferring a promised good or service to our customer. A good or service is considered transferred when the customer obtains control. The standard defines control as an entity’s ability to direct the use of, and obtain substantially all of the remaining benefits from, an asset. We recognize revenue once control has passed to the customer. The following indicators are evaluated in determining when control has passed to the customer:

i.	We have a right to payment for the product or service,
ii.	The customer has legal title to the product,
iii.	We have transferred physical possession of the product to the customer,
iv.	The customer has the risk and rewards of ownership of the product, and
v.	The customer has accepted the product.

The following are the two revenue streams:

Revenue Recognition for Sale and/or Install of Power Systems. Revenues from product sales and installation of power systems are recognized when control has passed to the customer. The customer is considered to have control of the asset when the customer accepts the power system, or when they otherwise direct its use. Contracts for power systems generally contain only a single performance obligation. The transaction price of contracts does not contain variable considerations; therefore, the transaction price is designated completely to the single performance obligation of the contract. We generally manufacture the power systems that we sell to our customers. The Company generally ships and installs, where appropriate, the power system equipment to the customer, though some customers take control of assets before shipping occurs.

Most of our contracts to date are to enhance assets controlled by the customer. In these cases, revenue is recognized based on the percentage of completion method, as described below. Payment terms for these contracts generally match the payment terms for assets not controlled by the customer.

For contracts where revenue is recognized over time, management uses the percentage of completion input method based on costs. Specifically, percentage of completion is the ratio of total costs to date to estimated expected costs related to the project.

Some contracts to date do not qualify for revenue recognition over time because Management has determined that though the assets which the Company creates are customized to the specifications required by the customer, the assets have alternative use because the Company could theoretically find a new purchaser for the product with minimal modifications to the assets. Therefore, the Company has earned revenue for the sale and/or installation of power systems both over time as the performance obligations is satisfied, and at the point in time in which the performance obligation is satisfied.

The Company has not had experience with returns to date. Additionally, the customer is generally involved in the customization and selection of specifications for the contracted goods and services. Therefore, management considers returns as they arise.

The Company provides explicit warranties on products, in that it provides assurance that the related product will function as the parties intended. These warranties are not separately purchasable. Warranties do not constitute a separate performance obligation.

Revenue Recognition for the Design and Testing of Power Systems. Contracts for the services design and testing of power systems are generally considered a single performance obligation. This performance obligation is generally considered satisfied when we provide the design or the final report of the tests to the customer at a point in time. Payment for these contracts is generally due when the report is delivered.

Significant Judgments. Significant judgment is used when estimating expected costs for a project. Management uses prior experience from similar performance obligations to inform future cost estimates. However, as the Company is still young, and many of these performance obligations are highly customized, these estimates still require significant management judgment. Similarly, the allocation of actual labor costs to each open project at period end requires significant judgment. Records that track labor hours to specific performance obligations did not exist for fiscal years 2021 and 2022. Management used their judgment to assign actual labor expenses to uncomplete projects as of the end of each year.

Freight Costs. The Company records record both the freight billed to its customers and the related freight costs as cost of sales when the underlying product revenue is recognized. For freight not billed to its customers, the Company records record the freight costs as cost of sales. The Company considers shipping to be a fulfillment activity and not a separate performance obligation.

Costs to Obtain or Fulfill a Contract. The Company does not currently employ salespeople, therefore sales commissions are not capitalized nor amortized over the life of the relationship with customers. However, the Company does possess multiple demo trailers, and the costs of constructing these demo trailers have been capitalized and are amortized over their expected useful life.

Disaggregated Revenue. Management considers the information that may be garnered by disaggregating revenue in the following manner to be informative:

	2022	2021
Sales of services	$28,673	$15,000
Sales of products	3,439,914	355,341
Total sales	$3,468,587	$370,341

Reconciliation of Contract Balances. During the years ended November 30, 2022 and 2021 large contracts with two major customers were signed. These contracts were not completed during the years, but partial payments were collected in the sum of $4,208,364 and $1,363,050, respectively. Additionally, as of November 30, 2022 and 2021, the Company had $222,395 and $15,000, respectively of contract assets included in accounts receivable for revenues earned, but not yet invoiced.

The following table provides a summary of the changes included in deferred revenue during the years ended November 30, 2022 and 2021:

	2022	2021
Beginning balance	$1,007,709	$-
Additions to contract liabilities	4,208,364	1,363,050
Deductions to contract liabilities	(3,439,914)	(355,341)
Ending balance	$1,776,159	$1,007,709

Remaining Performance Obligations. For contracts existing as of November 30, 2022, we had approximately $5,200,000 in unsatisfied performance obligations yet to be collected, which are expected to be fully satisfied within 1-2 years.

Cost of Revenue

The expenses that are included in costs of revenue include all raw material and in-house manufacturing costs for the products we manufacture.

Advertising

The Company expenses marketing and advertising costs as incurred. During the year ended November 30, 2022 and 2021, the Company spent $71,724 and $167,020, respectively, on marketing, trade show and store front expense and advertising, net of co-operative rebates.

Settlement

During the year ended November 30, 2022, the Company issued preferred stock and recognized a settlement expense of $983,500 to one of the Company founders as part of a settlement agreement with a third-party. In connection with the legal settlement, the Company also recognized a gain of $20,450 related to a previous sublease arrangement.

Concentration of Credit and Business Risk

The Company maintains its cash accounts at a commercial bank located in United States. The FDIC insures $250,000 per bank for the total of all depository accounts. As of November 30, 2022 and 2021, the Company had approximately $1,010,000 and $115,000, respectively, in excess of the FDIC insured amount. The Company performs ongoing evaluation of its financial institutions to limit its concentration of risk exposure. Management believes this risk is not significant due to the financial strength of the financial institution utilized by the Company.

For the year ended November 30, 2022, two vendors accounted for 29% of purchases. For the year ended November 30, 2021, one vendor accounted for 15% of purchases.

For the years ended November 30, 2022 and 2021, two customers accounted for 99.3% and 96%, respectively, of the Company’s revenues.

Two customers represented 100% of the balance of accounts receivable as of November 30, 2022, and one customer represented 100% of the accounts receivable balance as of November 30, 2021.

Stock-Based Compensation

The Company accounts for stock grants that are issued to non-employees based on the estimated fair value of goods or services provided to the Company.

Income Taxes

We account for our income taxes in accordance with Income Taxes Topic of the FASB ASC 740, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

Income tax expense is based on reported earnings before income taxes. Deferred income taxes reflect the impact of temporary differences between assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes and are measured by applying enacted tax rates in effect in years in which the differences are expected to reverse.

We also follow the guidance related to accounting for income tax uncertainties. In accounting for uncertainty in income taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority.

Our income is subject to taxation in the United States. Significant judgment is required in evaluating the Company’s tax positions and determining its provision for income taxes. The Company establishes reserves for income tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. These reserves for tax contingencies are established when we believe positions do not meet the more-likely-than-not recognition threshold. We adjust uncertain tax liabilities in light of changing facts and circumstances, such as the outcome of a tax audit or lapse of a statute of limitations. The provision for income taxes includes the impact of uncertain tax liabilities and changes in liabilities that are considered appropriate.

Currently, 2019, 2020, and 2021 tax years are open and subject to examination by the taxing authorities. However, the Company is not currently under audit nor has the Company been contacted by any of the taxing authorities.

Recent Accounting Standards

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02 – Leases (Topic 842) to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. ASU 2016-02 is effective December 1, 2022, for the Company, with early implementation allowed. The Company elected to adopt ASU 2016-02 effective December 1, 2020. The adoption of ASU 2016-02 required the Company to record lease assets and liabilities on the balance sheet and also disclose key information about the Company’s leasing arrangement.

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022, and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company adopted ASU 2020-06 effective December 31, 2021, applied on the full retrospective basis. The adoption of ASU 2020-06 did not have an impact on the Company’s financial statements.

The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine effects, if any on its results of operations, financial position or cash flows. Based on that review, the Company believes that none of these pronouncements will have a significant effect on its financial statements.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that we will continue as a going concern. As of November 30, 2022, the Company had an accumulated deficit of $2,123,966, and a net loss of $944,938 for the year then ended. These facts and others raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the date of this filing. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management’s plan of operations includes, but is not limited to, the following:

●	The creation of additional sales and profits across its product lines;

●	The continuation of improving cash flow by maintaining moderate cost reductions;

●	Requiring 50% deposit on all purchase orders;

●	Continuing positive cash flows from operating activities;

●	Potential issuances of additional common stock to existing shareholders and through PIPE financing.

NOTE 4 – ACCOUNTS RECEIVABLE AND CONTRACT ASSETS

Accounts receivable consisted of the following as of November 30:

	2022	2021
Trade Accounts Receivable	$81,667	$-
Contract assets	222,395	15,000
Less Allowance for doubtful accounts	(7,500)	-
Total Accounts Receivable (net)	$296,562	$15,000

Accounts receivable as of November 30, 2022 and 2021 are made up of trade receivables due from customers in the ordinary course of business, and contract assets.

NOTE 5 – INVENTORY

Inventory consisted of the following as of November 30:

	2022	2021
Raw materials	$510,318	$315,462
Work in process	-	102,989
Total inventory	$510,318	$418,451

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of November 30:

	2022	2021
Machinery and equipment	$579,076	$451,593
Leasehold improvements	141,580	141,580
Demonstration units	1,685,506	1,685,506
Construction in progress	689,711	-
Total property and equipment	3,095,873	2,278,679
Less: accumulated depreciation	(532,107)	(85,114)
Property and equipment, net	$2,563,766	$2,193,565

Depreciation expense for the years ended November 30, 2022 and 2021 was $446,994 and $85,114, respectively. $88,116 and $57,029 for the years ended November 30, 2022 and 2021, respectively, were reported in cost of sales.

NOTE 7 - ACCOUNTS PAYABLE

Accounts payable are made up of payables due to vendors in the ordinary course of business. For the year ended November 30, 2022, two vendors accounted for 29% of purchases. For the year ended November 30, 2021, one vendor accounted for 15% of purchases.

NOTE 8 – STOCKHOLDERS’ EQUITY

Preferred Stock

Series A

As of November 30, 2022 and 2021, there were 100,000 Preferred shares authorized, and 19,148 and 10,355 shares were outstanding, for each year respectively. Each Series A Preferred share is entitled to one vote on matters that only the Holders are entitled to vote upon.

The Preferred stockholders are entitled to receive non-cumulative preferential dividends, when and as declared by the Board of Directors. Dividends accrue at 8% per annum beginning on the original issue date, calculated as simple interest. For the years ended November 30, 2022 and 2021, no declarations have been made (see note 12).

The Preferred stock has a conversion price of eighty percent (80%) of the lowest price per share at which the Corporation’s securities are issued in a Change of Control Transaction or a Qualified Financing. In the event of a Change of Control Transaction that is a reverse merger or IPO, each share of preferred stock shall automatically convert into shares of the Company’s common stock and the price per share shall be equal to the amount payable on a share of Common stock in the Change of Control Transaction or IPO. If no such amount is payable, the fair market value of Common stock, as determined by the Board of Directors.

During the year ended November 30, 2021, the Company issued 9,043 shares of preferred stock to several investors for cash of $2,260,671 and 1,312 shares of preferred stock for contributed equipment.

During the year ended November 30, 2022, the Company issued 4,860 shares of preferred stock to several investors for $1,215,000 and 3,933 preferred shares valued at the per share sales price of $250 for a total of $983,500 to one of the Company’s founders, who is also an employee, as part of a settlement agreement.

Common Stock

As of November 30, 2022 and 2021, there were 1,000,000 Common shares authorized and 500,000 shares issued and outstanding, respectively.

Upon formation of the Company, the common shares authorized was 10,000. In May 2021, 2,000 common shares were issued to Robert Mount and Lynn Barney, the Company’s founders valued at $500. On May 13, 2021, the articles of incorporation were amended to increase the authorized common shares to 1,000,000, in addition to authorizing the preferred stock discussed above. Upon the filing of the amended articles of incorporation, the common shares were subject to a 250-for-1 forward stock split; thus, increasing the common shares outstanding to 500,000 shares.

NOTE 9 – INCOME TAX

For the years ended November 30, 2022 and 2021, the Company had $100 and $1,254, respectively, of current income tax provision and no deferred income tax provision.

The tax effect of temporary differences that give rise to deferred tax assets and deferred tax liabilities are as follows as of November 30,

Deferred Tax Assets	2022	2021
Net operating losses	$937,882	$396,201
Right of use asset/liability	27,728	18,114
Allowance and reserves	1,862	-
Total gross deferred tax assets	967,472	414,316
Less: valuation allowance	(525,388)	(292,160)
Total deferred tax assets	442,084	122,156

Deferred tax liabilities
Depreciation of fixed assets	(442,084)	(122,156)
Total deferred tax liabilities	(442,084)	(122,156)

Net deferred tax assets	$-	$-

Components of net deferred tax assets, including a valuation allowance, are as follows as of November 30:

	2022	2021
Deferred tax assets	$967,472	$414,316
Valuation allowance	(525,388)	(292,160)
Total deferred tax assets	442,084	$122,156
Deferred tax liabilities	(442,084)	(122,156)
Total net deferred assets/liabilities	$-	$-

The valuation allowance for deferred tax assets as of November 30, 2022 and 2021 was $525,388 and $292,160, respectively. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Management has recorded a 100% valuation allowance, against its net deferred tax assets, since management believes it is more likely than not that it will not be realized at the date of this statement. The Company will continue to monitor the potential utilization of this asset. Should factors and evidence change to aid in this assessment, a potential adjustment to the valuation allowance in future periods may occur. The Company records any penalties and interest as a component of operating expenses.

The reconciliation between statutory rate and effective rate is as follows as of November 30,

	2022	2021
Federal statutory tax rate	21%	21%
State taxes	0%	0%
Nondeductible items	0%	0%
Change in valuation allowance	(21)%	(21)%
Return to provision adjustments	0%	0%

Effective tax rate	0%	0%

The Company reported no uncertain tax liability as of November 30, 2022 and expects no significant change to the uncertain tax liability over the next twelve months. The Company’s 2019, 2020, and 2021 federal and state income tax returns are open for examination by the applicable governmental authorities.

As of November 30, 2022, the Company has a net operating loss (NOL) carryforward of approximately $1,334,083. The NOL carryforward does not have an expiration. Under Section 382 of the Internal Revenue Code of 1986, as amended (“IRC Section 382”), a corporation that undergoes an “ownership change” is subject to limitations on its use of pre-change NOL carryforwards to offset future taxable income. Within the meaning of IRC Section 382, an “ownership change” occurs when the aggregate stock ownership of certain stockholders (generally 5% shareholders, applying certain look-through rules and aggregation rules which combine unrelated shareholders that do not individually own 5% or more of the corporation’s stock into one or more “public groups” that may be treated as 5-percent shareholder) increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period (generally three years). In general, the annual use limitation equals the aggregate value of common stock at the time of the ownership change multiplied by a specified tax-exempt interest rate. The Company has not completed a study as to whether there is a 382 limitation on its NOLs that will limit or possibly eliminate the use of its NOLs in the future. Company’s Management has recorded a 100% valuation allowance on the entire NOL as it believes that it is more likely than not that the deferred tax asset associated with the NOLs will not be realized regardless of whether or not an “ownership change” has occurred.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Operating Leases

For the year ended November 30, 2021, we had two Operating leases as follows:

●	Office space in Lindon, Utah, with monthly payments of $5,000 for approximately 2,790 square feet of rentable space, and a discount rate of 3.28%. As of November 30, 2021, we had 17 months remaining on this lease.
●	Manufacturing space in American Fork, Utah, with a monthly payment of $40,826.52 for approximately 80,052 square feet of rentable space, and a discount rate of 3.28%. As of November 30, 2021, we had 80 months remaining on the lease.

We entered into two lease agreements each beginning June 1, 2021. The first lease agreement was for office space in Lindon, Utah, and was for a term of 24 months. The second lease agreement was for manufacturing space in American Fork, Utah, and was for a term of 86 months. The first two months of the American Fork lease agreement were rent free.

Both lease agreements contain a variable portion that covers Common Area Maintenance fees. These fees represent our proportionate share of the leased square footage relative to the total square footage of the lessor’s property. No other aspect of the lease agreements contains variable fees.

Both leases contain options for extending the leases at the end of the initially stated lease periods. The Lindon lease can be renewed for one-year terms at a three percent increase in monthly rent. When we signed this lease, we expected to renew the lease for one complete year, and thus treated the lease as a two-year lease. The American Fork lease also contains options to renew the lease, but since the lease was initially for such a long period, we could not determine that it was reasonably certain that we would renew the lease, so we treated this lease as an 86-month lease.

As these leases do not provide the implicit rate, we use an estimated incremental borrowing rate (IBR). To estimate the IBR, we used the risk-free rate of the US treasury rate, plus a premium for credit risk.

As of November 30, 2022, we had two Operating leases as follows:

●	Office space in Lindon, Utah, with monthly payments of $29,012.49 for approximately 15,503 square feet of rentable space, and a discount rate of 7.52%. As of November 30, 2022, we had 71 months remaining on the lease.
●	Manufacturing space in American Fork, Utah, with a monthly payment of $41,643.05 for approximately 80,052 square feet of rentable space, and a discount rate of 3.28%. As of November 30, 2022, we had 68 months remaining on the lease.

During the year ended November 30, 2022 we cancelled our lease for office space in Lindon Utah early, with no material gain or loss, and entered into a new lease agreement with the same lessor for different, larger office space, and for longer terms. Specifically, the new Lindon lease is for 72 months, and more square footage. This lease also contains options for extending the terms of the lease, but as we could not determine whether it was reasonably certain that we would extend the lease, we treated this lease as a 72-month lease.

Other information related to our operating leases is as follows:

ROU asset – December 1, 2020	$-
Additions	3,359,674
Amortization	(236,109)
ROU asset - November 30, 2021	$3,123,565

Lease liability – December 1, 2020	$-
Additions	3,359,674
Amortization	(163,161)
Lease liability - November 30, 2021	$3,196,513

ROU asset – December 1, 2021	$3,123,565
Additions	1,633,349
Deletions	(30,156)
Amortization	(487,082)
ROU asset - November 30, 2022	$4,239,676

Lease liability - December 1, 2021	$3,196,513
Additions	1,633,349
Deletions	(30,606)
Amortization	(447,916)
Lease liability - November 30, 2022	$4,351,340

As of November 30, 2022, our operating leases had a weighted average remaining lease term of 68.85 months and a weighted average discount rate of 5.9%. As of November 30, 2021, our operating leases had a weighted average lease term of 78.33 months and weighted average discount rate of 3.28%.

The table below reconciles the fixed component of the undiscounted cash flows for each of the first five years and the total remaining years to the lease liabilities recorded on the Balance Sheet as of November 30, 2022:

Fiscal Year	Minimum Lease Payments
2023	$681,173
2024	879,958
2025	900,306
2026	921,161
2027	942,536
Thereafter	741,909
Total	5,067,043
Less interest	(715,703)
Present value of future minimum lease payments	4,351,340
Less current obligations	(475,195)
Long term lease obligations	$3,876,145

Subleases

We entered into sublease agreements for the manufacturing property in American Fork for fiscal years 2021 and 2022. We subleased 30,000 square feet in 2021 for a total of $207,538 in sublease income, and 10,000 square feet in 2022 for a total of $84,900 in sublease income. In connection with the sublease, the tenants were required to provide lease deposits of $34,000 and $0 for the years ended November 30, 2021 and 2022 respectively.

NOTE 11 – RELATED PARTY TRANSACTIONS

In May 2021, the Company issued 2,000 shares of common stock, valued at $500, to the founders of the Company, which was subsequently subject to a 250-to-1 forward stock split.

The Company issued 1,312 shares of preferred stock, valued at $250 per share, to one of the founders of the Company, who is also an employee, in exchange for contributed equipment in the amount of $328,000 during the year ended November 31, 2021.

During the year ended November 30, 2022, the Company issued 3,933 shares of preferred stock, valued at $250 per share, to a founder and employee as part of a legal settlement agreement with a third party.

NOTE 12 – SUBSEQUENT EVENTS

On December 1, 2022, pursuant to an Agreement and Plan of Merger, dated as of December 1, 2022, by and among Nestbuilder.com Corp., NB Merger Corp., a Delaware corporation and a direct, wholly owned subsidiary of Nestbuilder (“Nestbuilder”), Renewable Innovations, Inc., a Delaware corporation, Lynn Barney, as the representative of the Company’s securityholders, and Alex Aliksanyan, as Nestbuilder representative, Nestbuilder acquired the Company through the merger of NB Merger Corp. with and into the Company (the “Merger”), with the Company continuing as the surviving wholly owned subsidiary of Nestbuilder.

Immediately prior to the Merger, there were 6,090,580 shares of Nestbuilder Common Stock issued and outstanding and warrants outstanding to acquire up to an aggregate of 10,135,000 shares of Nestbuilder Common Stock. As a result of the Merger, Nestbuilder issued to the shareholders of the Company an aggregate of 2,155,684 shares of Nestbuilder Series A Convertible Preferred Stock, each share of which is convertible into 100 shares of Nestbuilder Common Stock and votes on an as converted basis. Subsequent to the Merger, the shareholders of the Company held 97% voting control of the combined entity. As a result of the foregoing transactions, Nestbuilder underwent a change of control on December 1, 2022, which will be accounted for as a reverse merger and recapitalization of the Company.

Also immediately prior to the Merger, the Company declared and issued a preferred stock dividend of $282,145.

In connection with the Merger, Nestbuilder changed its name to Renewable Innovations, Inc.

In accordance with ASC 855, “Subsequent Events”, the Company has evaluated all subsequent events through the date of this filing. No other significant events have occurred besides the events disclosed in the Notes to the Financial Statements.

(a)(2) Financial Statement Schedules

We do not have any financial statement schedules required to be supplied under this Item.

(a)(3) Exhibits

Refer to (b) below.

(b) Exhibits

Exhibit No.	Exhibit Description
2.1 (1)	Agreement and Plan of Merger among Nesetbuilder.com Corp, NB Merger Corp., and Renewable Innovations, Inc. dated December 1, 2022

2.2 (1)	Certificate of Merger of NB Merger Corp. with and into Renewable Innovations, Inc.

2.3 (1)	Agreement and Plan of Merger of Nestbuilder.com Corp and Renewable Innovations, Inc.

3.1 (2)	Articles of Incorporation of NestBuilder.com Corp.

3.2 (2)	Bylaws of Nestbuilder.com Corp.

3.3 (1)	Amended and Restated Certificate of Designation of Series A Convertible Preferred Stock

10.1	Lease Agreement dated February 19, 2021 for 1551 South 400 East, #3 and #4, American Fork UT

10.2	Lease Agreement dated April 16, 2021 for 588 West 400 South, Lindon, UT

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Schema Document

101.CAL	Inline XBRL Calculation Linkbase Document

101.DEF	Inline XBRL Definition Linkbase Document

101.LAB	Inline XBRL Labels Linkbase Document

101.PRE	Inline XBRL Presentation Linkbase Document

(1)	Incorporated by reference from our Current Report on Form 8-K dated and filed with the Commission on December 1, 2022.

(2)	Incorporated by reference from our Registration Statement on Form 10, filed with the Commission on December 22, 2017.

(c) Management’s Discussion and Analysis of Financial Condition and Results of Operations for Renewable Innovations, Inc. for the years ended November 30, 2022 and 2021.

Renewable Innovations, Inc.

Enclosed in Item 15 of this Annual Report on Form 10-K are the audited financial statements of Renewable Innovations, Inc., a Delaware corporation, for the years ended November 30, 2022 and 2021. This section discusses this business of Renewable Innovations, Inc. For a discussion of our historical business of Nestbuilder.com Corp, see the Mangement’s Discussion and Analysis of Financial Condition and Results of Operations for Nestbuilder.com Corp in Item 7.

Summary Overview

We were incorporated on June 28, 2019 and commenced operations in 2021. We had sales of $370,341 in the year ended November 30, 2021, and $3,468,587 in the year ended November 30, 2022.

On December 1, 2022, pursuant to an Agreement and Plan of Merger, we were acquired by Nestbuilder.com Corp through the merger of NB Merger Corp. with and into Renewable Innovations, Inc., with Renewable Innovations, Inc. continuing as the surviving wholly owned subsidiary of Nestbuilder.com Corp. Renewable Innovations, Inc., a Delaware corporation (the wholly owned subsidiary), changed its name to Renewable Innovations Corp., and Nestbuilder.com Corp (the parent corporation) changed its name to Renewable Innovations, Inc.

Overview

We are focused on designing, optimizing, developing, and producing modular, scalable, zero-carbon green renewable solutions. Applications for scalable power vary from primary power to emergency power and mobile power.

Our initial focus is on mobile and stationary electric vehicle rapid charging.

Going Concern

As a result of our financial condition, we have received a report from our independent registered public accounting firm for our financial statements for the years ended November 30, 2022 and 2021 that includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern. From inception (June 28, 2019) through November 30, 2022, we have an accumulated deficit of $2,123,966 and for the year ended November 30, 2022, we had a net loss of $944,838. In order to continue as a going concern we must effectively balance many factors and generate more revenue so that we can fund our operations from our sales and revenues. If we are not able to do this we may not be able to continue as an operating company. At our current revenue and burn rate, we have an immediate cash need, and thus we must raise capital by issuing debt or through the sale of our stock. However, there is no assurance that our existing cash flow will be adequate to satisfy our existing operating expenses and capital requirements.

Results of Operations for the Years Ended November 30, 2022 and 2021

Introduction

We had sales of $3,468,587 for the year ended November 30, 2022, compared to $370,341 for the year ended November 30, 2021, an increase of $3,098,246, or 836%. Our cost of sales was $2,578,368 for the year ended November 30, 2022, compared to $339,629 for the year ended November 30, 2021, an increase of $2,238,739, or 659%.

Sales and Net Operating Loss

Our sales, operating expenses, and net operating loss for the years ended November 30, 2022 and 2021 were as follows:

	Year Ended November 30, 2022	Year Ended November 30, 2021	Increase/ (Decrease)

Sales	$3,468,587	$370,341	$3,098,246
Cost of sales	2,578,368	339,629	2,238,739

Operating expenses:
Sales, general and administrative	598,029	1,387,939	(789,910)
Depreciation	358,878	28,085	330,793
Total operating expenses	956,907	1,416,024	(459,117)

Net operating loss	(66,688)	(1,385,312)	1,318,624
Other income/(expense)	(878,150)	207,538	(1,085,688)

Net gain/(loss)	$(944,838)	$(1,177,774)	$232,936

Sales

We had sales of $3,468,587 for the year ended November 30, 2022, compared to $370,341 for the year ended November 30, 2021, an increase of $3,098,246, or 836%. Of our sales for the year ended November 30, 2022, $3,439,914, or 99% of sales, was from the sales of products, with the remainder from sales of services.

Two customers accounted for 99% of our sales for the year ended November 30, 2022. These contracts were not completed during the year, but partial payments were collected.

Cost of Sales

Our cost of sales was $2,578,368 for the year ended November 30, 2022, compared to $339,629 for the year ended November 30, 2021, an increase of $2,238,739, or 659%. Our costs of sales includes raw materials and in-house manufacturing costs for the products we manufacture.

Sales, general and Administrative

Sales, general and administrative expense was $598,029 for the year ended November 30, 2022, compared to $1,387,939 for the year ended November 30, 2021, a decrease of $789,910, or 56%. In the year ended November 30, 2022, our sales, general and administrative expense consisted primarily of payroll of $149,310, legal fees of $97,566, and rent of $95,305. In the year ended November 30, 2021, our sales, general and administrative expense consisted primarily of rent of $589,951, payroll of $226,588, and marketing of $144,783.

Depreciation

Depreciation was $358,878 for the year ended November 30, 2022, compared to $28,085 for the year ended November 30, 2021, an increase of $330,793, or 1,178%. Our depreciation expense increased because of our increased purchases of equipment and placing into use internally developed equipment.

Net Operating Gain/Loss

As a result of the items discuss above, our net operating loss was $66,688 for the year ended November 30, 2022, compared to $1,385,312 for the year ended November 30, 2021, a decrease of $1,318,624, or 95%.

Other Income and Expense

Other income (expense) for the year ended November 30, 2022 was ($878,150), compared to $207,538 for the year ended November 30, 2021, a decrease of $1,085,688, or 523%. In the year ended November 30, 2022, our other income (expense) consisted of rental income of $84,900 and gain on settlement of $20,450, offset by settlement expense of $983,500. In the year ended November 30, 2021, our other income (expense) consisted of rental income of $207,538.

Net Loss

Our net loss for the year ended November 30, 2022 was $944,838, compared to $1,177,774 for the year ended November 30, 2021, a decrease of $232,936, or 20%.

Liquidity and Capital Resources

Introduction

During the years ended November 30, 2022 and 2021, we had positive operating cash flows, but significant expenses related to the purchase of property and equipment. We covered our cash flow deficit by selling our preferred stock. Our need to purchase property and equipment in order to fulfill our sales orders will continue in the future, and thus we will continue to face short term and long term cash needs. We anticipate that these needs will be satisfied through the issuance of debt or the sale of our securities until such time as our cash flows from operations will satisfy our cash flow needs.

Our cash, current assets, total assets, current liabilities, and total liabilities as of November 30, 2022 and 2021 are as follows:

	November 30, 2022	November 30, 2021	Change

Cash	$1,260,199	$357,189	$903,010
Total Current Assets	2,651,211	809,583	1,841,628
Total Assets	9,489,653	6,161,713	3,327,940
Total Current Liabilities	2,950,303	2,011,218	939,085
Total Liabilities	$6,826,448	$4,752,070	$2,074,378

Our cash increased by $903,010 as of November 30, 2022 compared to November 30, 2021. Our total current assets also increased by $1,841,628 during the same period, and our total assets increased by $3,327,940 during the same period.

Our total current liabilities increased by $939,085 as of November 30, 2022 compared to November 30, 2021. Our total liabilities increased by $2,074,378 during the same period.

In order to repay our obligations in full or in part when due, we will be required to raise significant capital from other sources. There is no assurance, however, that we will be successful in these efforts.

Cash Requirements

Our total cash on hand as of November 30, 2022 was $1,260,199. Our net cash provided by operating activities was $504,755 for the year ended November 30, 2022, but we incurred $816,745 in expenses related to the purchase of property and equipment, for net negative cash flow of $311,990 for the year. We anticipate that our expenses related to the purchase of property and equipment will continue to exceed our net cash provided by operating activities in the future. We anticipate that our short term and medium term cash flow needs will be satisfied through the issuance of debt or the sale of our securities until such time as our cash flows from operations will satisfy our cash flow needs.

Sources and Uses of Cash

Operations

Our net cash provided by operating activities was $504,755 and $47,197 for the years ended November 30, 2022 and 2021, respectively, an increase of $457,558. Our net cash provided by operating activities for the year ended November 30, 2022 consisted primarily of our net loss of $944,838, plus prepaid expenses and other current assets of $565,189, right of use asset and lease liability, net of $448,366, a decrease in accounts receivable of $289,062, and a decrease in inventories of $91,867, offset by deferred revenue of $768,450, stock based settlement expense of $983,500, depreciation and amortization of $446,994, and lease amortization of $487,082. Our net cash provided by operating activities for the year ended November 30, 2021 consisted primarily of our net loss of $1,177,774, plus a decrease in inventories of $418,451 and right of use asset and lease liability, net of $163,161, offset by deferred revenue of $1,007,709, an increase in accounts payable of $468,487, and lease amortization of $236,109.

Investments

Our net cash used in investing activities was $816,745 and $1,950,679 for the years ended November 30, 2022 and 2021, respectively, a decrease of $1,133,934. In both years, the amount was entirely from the purchase of property and equipment.

Financing

Our net cash provided by financing activities was $1,215,000 and $2,260,671 for the years ended November 30, 2022 and 2021, respectively, a decrease of $1,045,671. In both years, the amount was entirely proceeds from the sale of preferred stock.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in our consolidated financial statements and related notes. Our significant accounting policies are described in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended November 30, 2022. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates and such differences may be material.

Management considers the following policies critical because they are both important to the portrayal of our financial condition and operating results, and they require management to make judgments and estimates about inherently uncertain matters.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The estimates and judgments will also affect the reported amounts for certain revenues and expenses during the reporting period. Actual results could differ from these good faith estimates and judgments.

Recent Accounting Pronouncements

Our management has considered all recent accounting pronouncements issued since the last audit of our financial statements. Our management believes that these recent pronouncements will not have a material effect on our financial statements.

ITEM 16 – 10-K SUMMARY

The issuer has elected not to provide a 10-K Summary.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Renewable Innovations, Inc.

Dated: March 8, 2023		/s/ Robert L. Mount
	By:	Robert L. Mount
	Its:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 8, 2023		/s/ Robert L. Mount
	By:	Robert L. Mount
	Its:	Chief Executive Officer, President and Director

Dated: March 8, 2023		/s/ Robert L. Mount
	By:	Lynn Barney
	Its:	Chief Financial Officer, Secretary, and Director

