Form 10-K/A
period 2022-11-30
RENEWABLE INNOVATIONS, INC.
filed 2023-06-09
CIK 1725516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

First Amended

Form 10-K/A

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

Documents Incorporated by Reference

None.

RENEWABLE INNOVATIONS, INC.

FIRST AMENDED FORM 10-K/A ANNUAL REPORT

FOR THE FISCAL YEAR ENDED NOVEMBER 30, 2022

PART I

Introductory Note

This First Amended Annual Report on Form 10-K/A is being filed to amend the Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “Commission”) on March 8, 2023 (the “Original Annual Report”) only to update the financial statements of Renewable Innovations, Inc. in Item 15(a)(1) and the Management’s Discussion and Analysis of Financial Condition and Results of Operations for Renewable Innovations, Inc. for the years ended November 30, 2022 and 2021 in Item 15(c).

More specifically, as first disclosed in our Current Report on Form 8-K filed with the Commission on June 1, 2023, we have included herein the (Restated) audited Balance Sheet of Renewable Innovations, Inc. as of November 30, 2022, and the related (Restated) Statements of Operations, (Restated) Statements of Stockholders’ Equity (Deficit), and (Restated) Statements of Cash Flows for the year then ended, as well as (Restated) Notes to the Financial Statements.

Other than as set forth above, the text of the Original Annual Report has not been updated.

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

As discussed in Note 2 to the consolidated financial statements, the Company has restated its 2022 financial statements to correct for certain errors.

Explanatory Paragraph - Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company had a net loss of $2,353,113 for the year ended November 30, 2022, and accumulated deficit of $3,532,141 as of November 30, 2022. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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
Margate, Florida
March 2, 2023 (Except for Note 2 as to which the date is June 9, 2023)

RENEWABLE INNOVATIONS, INC.

BALANCE SHEETS

As of November 30,

	2022	2021
	(Restated)
ASSETS
Current assets
Cash	$1,260,199	$357,189
Accounts receivable, net of allowance of $7,500 and $0	74,167	15,000
Inventories	347,207	418,451
Prepaid expenses	584,132	18,943
Contract asset	43,528	-
Total current assets	2,309,233	809,583

Property and equipment, net	2,563,766	2,193,565

Deposits	35,000	35,000

Right of use asset	4,239,676	3,123,565
Total assets	$9,147,675	$6,161,713

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$627,976	$468,487
Accrued payroll liabilities	70,973	45,361
Other current liabilities	-	34,000
Contract liabilities - customer deposits	2,842,356	1,007,709
Lease liability - current portion	475,195	455,661
Total current liabilities	4,016,500	2,011,218

Noncurrent liabilities
Lease liability, net of current portion	3,876,145	2,740,852
Total liabilities	7,892,645	4,752,070
Commitments and Contingences (Note 12)
Stockholders’ equity
Common stock, par value $.001, 1,000,000 shares authorized, 500,000 shares issued and outstanding	500	500
Preferred A stock, par value $.001, 100,000 shares authorized, 19,148 and 10,355 issued and outstanding	19	10
Additional paid-in capital	4,786,652	2,588,161
Accumulated deficit	(3,532,141)	(1,179,028)
Total stockholders’ equity	1,255,030	1,409,643
Total liabilities and stockholders’ equity	$9,147,675	$6,161,713

The accompanying notes are integral to these financial statements.

RENEWABLE INNOVATIONS, INC.

STATEMENTS OF OPERATIONS

For the Years Ended November 30,

	2022	2021
	(Restated)
Sales	$2,430,194	$370,341

Cost of sales	2,557,814	339,629
Gross profit (loss)	(127,620)	30,712

Operating expenses
Sales, general, and administrative	989,916	1,387,939
Depreciation	357,327	28,085
Total operating expenses	1,347,243	1,416,024

Loss from operations	(1,474,863)	(1,385,312)

Other income (expense):
Rental income	84,900	207,538
Settlement expense	(983,500)	-
Gain on settlement	20,450	-
Total other income (expense)	(878,150)	207,538

Net loss before income taxes	(2,353,013)	(1,177,774)

Income tax expense	100	1,254

Net loss	$(2,353,113)	$(1,179,028)

The accompanying notes are integral to these financial statements.

RENEWABLE INNOVATIONS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Years Ended November 30, 2022 (Restated) and 2021

	Series A				Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at November 30, 2020	-	$-	-	$-	$-	$-	$-
Issuance of common stock to founders	-	-	500,000	500	(500)	-	-
Issuance of preferred stock for cash	9,043	9	-	-	2,260,662	-	2,260,671
Issuance of preferred stock for contributed assets	1,312	1	-	-	327,999	-	328,000
Net loss	-	-	-	-	-	(1,179,028)	(1,179,028)
Balance at November 30, 2021	10,355	10	500,000	500	2,588,161	(1,179,028)	1,409,643
Issuance of preferred stock for cash	4,860	5	-	-	1,214,995	-	1,215,000
Issuance of preferred stock as part of settlement agreement	3,933	4	-	-	983,496	-	983,500
Net loss (restated)	-	-	-	-	-	(2,353,113)	(2,353,113)
Balance at November 30, 2022 (restated)	19,148	$19	500,000	$500	$4,786,652	$(3,532,141)	$1,255,030

The accompanying notes are integral to these financial statements.

RENEWABLE INNOVATIONS, INC.

STATEMENTS OF CASH FLOWS

For the Years Ended November 30,

	2022	2021
	(Restated)
Cash flows from operating activities
Net loss	$(2,353,113)	$(1,179,028)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	446,994	85,114
Lease amortization	487,082	236,109
Bad debt	7,500	-
Stock based settlement expense	983,500	-
Gain on settlement	(20,450)	-
Changes in operating assets and liabilities
Accounts receivable	(66,667)	(15,000)
Inventories	71,244	(418,451)
Prepaid expenses and other current assets	(565,189)	(53,943)
Contract asset	(43,528)	-
Accounts payable	159,489	468,487
Accrued payroll liabilities	25,612	45,361
Right of use asset and lease liability, net	(448,366)	(163,161)
Other current liabilities	(14,000)	34,000
Contract liabilities	1,834,647	1,007,709
Net cash provided by operating activities	504,755	47,197

Cash flows from investing activities
Purchase of property and equipment	(816,745)	(1,950,679)
Net cash used in investing activities	(816,745)	(1,950,679)

Cash flows from financing activities
Proceeds from issuance of preferred stock	1,215,000	2,260,671
Net cash provided by financing activities	1,215,000	2,260,671

Net change in cash	903,010	357,189

Cash at beginning of year	357,189	-
Cash at end of year	$1,260,199	$357,189

Non-cash activities:
Right of use asset acquired in exchange for lease liability, net	$1,633,349	$3,359,674
Issuance of preferred stock for contributed assets	-	328,000
Issuance of common stock to founders	-	500
Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	-	-

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

NOTE 2 – RESTATEMENT FOR CORRECTION OF AN ERROR

In preparation of the first quarter 2023 financial statements, management recognized potential errors in prior-period accounting. After reviewing the accounting records, management determined two main errors occurred in the reported fiscal year 2022 financial records.

The first error management found was that raw materials within inventory was overstated; therefore, the restated balance sheet dated November 30, 2022, shows a reduction in inventory.

The second error was realized while reviewing the accounting records related to cost of sales recorded in the wrong period. Management determined that certain inputs used to estimate percent complete for in-progress projects were also incorrect and certain expenses were erroneously classified in fiscal year ended November 30, 2022. After correcting these errors, the amount of revenue was reduced, contract assets decreased, contract liabilities increased, and certain expenses and cost of sales were revised for the year ended November 30, 2022.

Management has been assessing their internal controls and working to improve the design and implementation of those internal controls in an effort to prevent such misstatements from occurring in the future.

The income statement for the year ended November 30, 2022 was restated as follows:

	As Previously Reported	Restatement Adjustment	As Restated
Sales	$3,468,587	$(1,038,393)	$2,430,194

Cost of sales	2,578,368	(20,554)	2,557,814
Gross profit (loss)	890,219	(1,017,839)	(127,620)

Operating expenses
Sales, general, and administrative	598,029	391,887	989,916
Depreciation	358,878	(1,551)	357,327
Total operating expenses	956,907	390,336	1,347,243

Loss from operations	(66,688)	(1,408,175)	(1,474,863)

Other income (expense):
Rental income	84,900	-	84,900
Settlement expense	(983,500)	-	(983,500)
Gain on settlement	20,450	-	20,450
Total other income (expense)	(878,150)	-	(878,150)

Net loss before income taxes	(944,838)	(1,408,175)	(2,353,013)

Income tax expense	100	-	100

Net loss	$(944,938)	$(1,408,175)	$(2,353,113)

The balance sheet as of November 30, 2022 was restated as follows:

	As Previously Reported	Restatement Adjustment	(Restated)
ASSETS
Current assets
Cash	$1,260,199	$-	$1,260,199
Accounts receivable, net of allowance of $7,500 and $0	74,167	-	74,167
Inventories	510,318	(163,111)	347,207
Prepaid expenses	584,132	-	584,132
Contract asset	222,395	(178,867)	43,528
Total current assets	2,651,211	(341,978)	2,309,233

Property and equipment, net	2,563,766	-	2,563,766

Deposits	35,000	-	35,000

Right of use asset	4,239,676	-	4,239,676
Total assets	$9,489,653	$(341,978)	$9,147,675

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$627,976	$-	$627,976
Accrued payroll liabilities	70,973	-	70,973
Other current liabilities	-	-	-
Contract liabilities - customer deposits	1,776,159	1,066,197	2,842,356
Lease liability - current portion	475,195	-	475,195
Total current liabilities	2,950,303	1,066,197	4,016,500

Noncurrent liabilities
Lease liability, net of current portion	3,876,145	-	3,876,145
Total liabilities	6,826,448	1,066,197	7,892,645
Stockholders’ equity
Common stock, par value $.001, 1,000,000 shares authorized, 500,000 shares issued and outstanding	500	-	500
Preferred A stock, par value $.001, 100,000 shares authorized, 19,148 and 10,355 issued and outstanding	19	-	19
Additional paid-in capital	4,786,652	-	4,786,652
Accumulated deficit	(2,123,966)	(1,408,175)	(3,532,141)
Total stockholders’ equity	2,663,205	(1,408,175)	1,255,030
Total liabilities and stockholders’ equity	$9,489,653	$(341,978)	$9,147,675

Based on the above restatement as of and for the year ended November 30, 2022, certain disclosures in Notes 3, 4, 5, 6, 10, 11 and 13 were revised to align with the restated balances.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

We prepare our financial statements in accordance with accounting principles generally accepted in the United States of America, which requires management to use its judgment to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosures at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. These assumptions and estimates could have a material effect on our financial statements. Actual results may differ materially from those estimates. We review our estimates on an ongoing basis based on information currently available, and changes in facts and circumstances may cause us to revise these estimates. Significant accounting estimates reflected in the Company’s financial statements include allowance for doubtful accounts, revenue recognition, contract liabilities, useful lives of property, plant and equipment and fair value of lease liability and right of use assets, and inventory obsolescence.

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

Pursuant to Topic 326 for our accounts receivables, we maintain an allowance for doubtful accounts that reflects our estimate of our expected credit losses. Our allowance is estimated using a loss rate model based on delinquency. The estimated loss rate is based on our historical experience with specific customers, our understanding of our current economic circumstances, reasonable and supportable forecasts, and our own judgment as to the likelihood of ultimate payment based upon available data. We perform credit evaluations of customers and establish credit limits based on reviews of our customers’ current credit information and payment histories. The actual rate of future credit losses, however, may not be similar to past experience. Our estimate of doubtful accounts could change based on changing circumstances, including changes in the economy or in the particular circumstances of individual customers. Accordingly, we may be required to increase or decrease our allowance for doubtful accounts. Based on management’s evaluation, accounts receivable has a balance in the allowance of doubtful accounts of $7,500 and $0 for the years ended November 30, 2022 and 2021, respectively.

Inventory

All inventory consists of raw materials and is valued at the lower of first-in-first-out cost or net realizable value; where net realizable value is considered to be the estimated selling price in the ordinary course of business, less reasonably predictable cost of completion, disposal, and transportation. Management periodically evaluates inventory for obsolescence and has determined that no inventory is obsolete at November 30, 2022 and 2021.

Property and Equipment

Property and equipment are recorded at cost and depreciated using straight-line over the estimated useful lives. Ordinary repair and maintenance costs are included in sales, general, and administrative (“SG&A”) expenses on our statements of operations. However, expenditures for additions or improvements that significantly extend the useful life of the asset are capitalized in the period incurred. At the time assets are sold or disposed of, the cost and accumulated depreciation are removed from their respective accounts and the related gains or losses are reflected in the statements of operations in gains from sales of property and equipment, net.

We periodically evaluate the appropriateness of remaining depreciable lives assigned to property and equipment. Leasehold improvements are amortized using the straight-line method over their estimated useful lives or the remaining term of the lease, whichever is shorter. Depreciation expense for the years ended November 30, 2022 and 2021 was $446,994 and $85,114, respectively, a portion of which is reported in cost of sales ($89,667 and $57,029 in 2022 and 2021, respectively). Generally, we assign the following estimated useful lives to these categories:

Category	Estimated Useful Life
Furniture and fixtures	5 to 10 years
Computer equipment	5 to 10 years
Office equipment	5 to 10 years
Software	3 years
Leasehold improvements	7 years

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

Impairment of long-lived Assets

U.S. GAAP requires that long-lived assets held by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. No asset impairments were recorded by the Company for the years ended November 30, 2022 and 2021.

Revenue Recognition.

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

The following are the two revenue streams:

Revenue Recognition for Sale and/or Install of Power Systems. Revenues from the sale and installation of power systems are recognized when control has passed to the customer. The customer is considered to have control of the asset when the customer accepts the power system, or when they otherwise direct its use. Contracts for power systems generally contain only a single performance obligation. The transaction price of contracts does not contain variable considerations; therefore, the transaction price is designated completely to the single performance obligation of the contract. We generally manufacture the power systems that we sell to our customers. Payment for these contracts is generally due in three installments. The first installment, which makes up fifty percent of the transaction price, is due when the contract commences. The second installment, which makes up twenty-five percent of the transaction price, is due when construction is fifty percent complete. The final installment is due when the performance obligation is satisfied. The Company generally ships and installs, where appropriate, the power system equipment to the customer, though some customers take control of assets before shipping occurs. Management uses the ratio of actual costs of expected costs to determine the estimated percentage of completion and revenue recognized over time.

Some of our contracts are to enhance assets controlled by the customer. In these cases, revenue is earned as the performance obligation is satisfied, and costs are expensed as they occur. Payment terms for these contracts generally match the payment terms for assets not controlled by the customer. On a periodic basis, management evaluates progress towards completion of each contract based on professional judgment and expertise. This is considered an appropriate method because management is aware of the specifications requested by the customer and can evaluate the progress toward those specifications.

The Company has not had experience with returns to date. Additionally, the customer is generally involved in the customization and selection of specifications for the contracted goods and services. Therefore, management considers returns as they arise.

The Company provides explicit warranties on products, in that it provides assurance that the related product will function as the parties intended. These warranties are not separably purchasable. Warranties do not constitute a separate performance obligation.

Revenue Recognition for the Design and Testing of Power Systems. Contracts for the Design and Testing of Power Systems are generally considered a single performance obligation. This performance obligation is generally considered satisfied when we provide the design or the final report of the tests to the customer at a point in time. Payment for these contracts is generally due when the report is delivered.

Freight Costs. We record both the freight billed to its customers and the related freight costs as cost of sales when the underlying product revenue is recognized. For freight not billed to its customers, we record the freight costs as cost of sales. The Company considers shipping to be a fulfillment activity and not a separate performance obligation.

Costs to Obtain or Fulfill a Contract. The Company does not currently employee salespeople, therefore sales commissions are not capitalized nor amortized over the life of the relationship with customers. However, the Company does possess multiple demo trailers, and the costs of constructing these demo trailers have been capitalized and are amortized over their expected useful life.

Disaggregated Revenue. Management considers the information that may be garnered by disaggregating revenue in the following manner to be informative:

	November 30,
	2022	2021
	(Restated)
Sales of services	$37,673	$15,000
Sales of products	2,392,521	355,341
Total sales	$2,430,194	$370,341

Reconciliation of Contract Balances. During years ended November 30, 2022 and 2021 large contracts with two major customers were signed. These contracts were not completed during the years, but partial payments were collected in the sum of $2,842,356 and $1,007,709, respectively.

The following table provides a summary of the changes included in contract liabilities – customer deposits during the years ended November 30, 2022 and 2021:

	November 30,
	2022	2021
	(Restated)
Beginning balance	$1,007,709	$-
Additions to contract liabilities	4,264,841	1,613,050
Deductions to contract liabilities	(2,430,194)	(605,341)
Ending balance	$2,842,356	$1,007,709

Remaining Performance Obligations. For contracts existing as of November 30, 2022, we had approximately $5,600,000 in unsatisfied performance obligations yet to be collected, which are expected to be fully satisfied within 1-2 years.

Cost of Revenue

The expenses that are included in costs of revenue include all raw material and in-house manufacturing costs—including manufacturing labor and certain indirect manufacturing costs like rent and utility costs for the manufacturing facility—for the products we manufacture.

Advertising

The Company expenses marketing and advertising costs as incurred. During the year ended November 30, 2022 and 2021, the Company spent $71,725 and $167,020, respectively, on marketing, trade show and store front expense and advertising, net of co-operative rebates.

Settlement

During the year ended November 30, 2022, the Company issued preferred stock and recognized a settlement expense of $983,500 to one of the founders of the Company as part of a settlement agreement with a third-party. In connection with the legal settlement, the Company also recognized a gain of $20,450 for a sublease security deposit.

Concentration of Credit and Business Risk

The Company maintains its cash accounts at a commercial bank located in United States. The FDIC insures $250,000 per bank for the total of all depository accounts. As of November 30, 2022 and 2021, the Company had approximately $1,010,000 and $107,189, respectively, in excess of the FDIC insured amount. The Company performs ongoing evaluation of its financial institutions to limit its concentration of risk exposure. Management believes this risk is not significant due to the financial strength of the financial institution utilized by the Company.

For the year ended November 30, 2022, two vendors accounted for 29% of purchases. For the year ended November 30, 2021, one vendor accounted for 15% of purchases.

For the years ended November 30, 2022 and 2021, two customers accounted for 98.6% and 97.3%, respectively, of the Company’s revenues.

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

Fair Value Measurements

The Company follows the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures, which clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

Level 1	Observable inputs such as unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2	Inputs, other than quoted prices in Level 1, that are observable for the asset or liability in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3	Unobservable inputs that reflect management’s assumptions based on the best available information.

The Company did not identify any assets and liabilities that are required to be presented in the balance sheets at fair value in accordance with the relevant accounting standards. The carrying amount of the Company’s cash, accounts receivable, inventory, prepaid expenses, accounts payable, accrued liabilities and other current liabilities approximate their fair value because of the short-term nature of these instruments.

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

The Company has reviewed all other recently issues, but not yet adopted, accounting standards in order to determine effects, if any on its results of operations, financial position or cash flows. Based on that review, the Company believes that none of these pronouncements will have a significant effect on its financial statements.

NOTE 4 – GOING CONCERN

The accompanying financial statements have been prepared assuming that we will continue as a going concern. As of November 30, 2022, we had an accumulated deficit of $3,532,141, and we had a net loss of $2,353,113 for the year then ended. These facts and others raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the date of this filing. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management’s plan to eliminate the going concern situation includes, but is not limited to, the following:

●	The creation of additional sales and profits across its product lines;

●	The continuation of improving cash flow by maintaining moderate cost reductions;

●	Requiring 50% deposit on all purchase orders;

●	Continuing positive cash flows from operating activities;

●	Potential issuances of additional common stock to existing shareholders and through PIPE financing.

NOTE 5 – ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following as of November 30:

	2022	2021
Trade Accounts Receivable	$81,667	$15,000
Less Allowance for doubtful accounts	(7,500)	-
Total Accounts Receivable (net)	$74,167	$15,000

Accounts receivable as of November 30, 2022 and 2021 are made up of trade receivables due from customers in the ordinary course of business.

NOTE 6 – INVENTORY

Inventory consisted of the following as of November 30:

	2022	2021
Raw materials	$347,207	$315,462
Work in process	-	102,989
Total Inventory	347,207	418,451

NOTE 7 – PREPAID EXPENSES

Prepaid expenses consisted of the following as of November 30:

	2022	2021
Prepaid expenses	$573,494	$14,024
Prepaid insurance	10,638	4,919
Total prepaid expenses	$584,132	$18,943

NOTE 8 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of November 30:

	2022	2021
Machinery and equipment	$579,076	$451,592
Leasehold improvements	141,580	141,580
Demonstration units	1,685,506	1,685,506
Construction in progress	689,711	-
Total property and equipment	3,095,873	2,278,678
Less: accumulated depreciation	(532,107)	(85,113)
Property and equipment, net	$2,563,766	$2,193,565

Depreciation expense for the years ended November 31, 2022 and 2021 was $446,994 and $85,114, respectively.

NOTE 9 - ACCOUNTS PAYABLE

Accounts payable of $627,976 and $468,487 are made up of payables due to vendors in the ordinary course of business as of November 30, 2022 and 2021, respectively. For the year ended November 30, 2022, two vendors accounted for 29% of purchases. For the year ended November 30, 2021, one vendor accounted for 15% of purchases.

NOTE 10 – STOCKHOLDERS’ EQUITY

Preferred Stock

Series A

As of November 30, 2022 and 2021, there were 100,000 Preferred shares authorized, and 19,148 and 10,355 shares were outstanding, for each year respectively. Each Series A Preferred share is entitled to one vote on matters that only the Holders are entitled to vote upon.

The Preferred stock is entitled to receive non-cumulative preferential dividends, when and as declared by the Board of Directors. Dividends accrue at 8% per annum beginning on the original issue date, calculated as simple interest. For the years ended November 30, 2022 and 2021, no declarations have been made.

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

During the year ended November 30, 2021, the Company issued 9,043 shares of preferred stock to several investors for cash of $2,260,671 and 1,312 shares of preferred stock for contributed assets.

During the year ended November 30, 2022, the Company issued 4,860 shares of preferred stock to several investors for cash of $1,214,995 and 3,933 preferred shares to one of the founders as part of a settlement agreement.

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

NOTE 11 – INCOME TAX

For the years ended November 30, 2022 and 2021, the Company had $100 and $1,254, respectively, of current income tax provision and no deferred income tax provision.

The tax effect of temporary differences that give rise to deferred tax assets and deferred tax liabilities are as follows as of November 30,

Deferred tax assets	2022	2021
Net operating losses	$1,259,148	$396,202
Right of use asset/liability	27,728	18,114
Allowance and reserves	1,862	-
Total gross deferred tax assets	1,288,738	414,316
Less: valuation allowance	(868,535)	(292,160)
Total deferred tax assets	420,203	122,156

Deferred tax liabilities
Depreciation of fixed assets	(420,203)	(122,156)
Total deferred tax liabilities	(420,203)	(122,156)

Net deferred tax assets	$-	$-

Components of net deferred tax assets, including a valuation allowance, are as follows as of November 30:

	2022	2021
Deferred tax assets	$1,288,738	$414,316
Valuation allowance	(868,535)	(292,160)
Total deferred tax assets	420,203	$122,156
Deferred tax liabilities	(420,203)	(122,156)
Total net deferred assets/liabilities	$-	$-

The valuation allowance for deferred tax assets as of November 30, 2022 and 2021 was $868,535 and $292,160, respectively. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Management has recorded a 100% valuation allowance, against its net deferred tax assets, since management believes it is more likely than not that it will not be realized at the date of this statement. The Company will continue to monitor the potential utilization of this asset. Should factors and evidence change to aid in this assessment, a potential adjustment to the valuation allowance in future periods may occur. The Company records any penalties and interest as a component of operating expenses.

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

As of November 30, 2022, the Company has a net operating loss (NOL) carryforward of $5,097,041. The NOL carryforward does not have an expiration. Under Section 382 of the Internal Revenue Code of 1986, as amended (“IRC Section 382”), a corporation that undergoes an “ownership change” is subject to limitations on its use of pre-change NOL carryforwards to offset future taxable income. Within the meaning of IRC Section 382, an “ownership change” occurs when the aggregate stock ownership of certain stockholders (generally 5% shareholders, applying certain look-through rules and aggregation rules which combine unrelated shareholders that do not individually own 5% or more of the corporation’s stock into one or more “public groups” that may be treated as 5-percent shareholder) increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period (generally three years). In general, the annual use limitation equals the aggregate value of common stock at the time of the ownership change multiplied by a specified tax-exempt interest rate. The Company has not completed a study as to whether there is a 382 limitation on its NOLs that will limit or possibly eliminate the use of its NOLs in the future. Company’s Management has recorded a 100% valuation allowance on the entire NOL as it believes that it is more likely than not that the deferred tax asset associated with the NOLs will not be realized regardless of whether or not an “ownership change” has occurred.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

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

As of November 30, 2022, we had two Operating leases as follows:

●	Office space in Lindon, Utah, with monthly payments of $7,557 for approximately 15,503 square feet of rentable space, and a discount rate of 7.52%. As of November 30, 2022, we had 71 months remaining on the lease.
●	Manufacturing space in American Fork, Utah, with a monthly payment of $41,643.05 for approximately 80,052 square feet of rentable space, and a discount rate of 3.28%. As of November 30, 2022, we had 68 months remaining on the lease.

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

Other information related to our operating leases is as follows:

ROU asset – December 1, 2020	$-
Additions	3,359,674
Amortization	(236,109)
ROU asset - November 30, 2021	$3,123,565

Lease liability – December 1, 2020	-
Additions	$3,359,674
Amortization	(163,161)
Lease liability - November 30, 2021	$3,196,513

ROU asset – December 1, 2021	$3,123,565
Additions	1,633,349
Deletions	(30,156)
Amortization	(487,082)
ROU asset - November 30, 2022	$4,239,676

Lease liability - December 1, 2021	$3,196,513
Additions	1,633,349
Deletions	(30,606)
Amortization	(447,916)
Lease liability - November 30, 2022	$4,351,340

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

The table below reconciles the fixed component of the undiscounted cash flows for each of the first five years and the total remaining years to the lease liabilities recorded on the Balance Sheet as of November 30, 2022:

Fiscal Year	Minimum lease payments
2023	$681,173
2024	879,958
2025	900,306
2026	921,161
2027	942,536
Thereafter	741,909
Total	5,067,043
Less interest	(715,704)
Present value of future minimum lease payments	4,351,340
Less current obligations	(475,195)
Long term lease obligations	$3,876,145

Subleases

We entered into sublease agreements for the manufacturing property in American Fork for fiscal years 2022 and 2021. We subleased 10,000 square feet in 2022 for a total of $84,900 in sublease income, and 30,000 square feet in 2021 for a total of $207,538 in sublease income. In connection with the sublease, there were lease deposits of $0 and $34,000 for the years ended November 30, 2022 and 2021 respectively.

NOTE 13 – SUBSEQUENT EVENTS

On December 1, 2022, pursuant to an Agreement and Plan of Merger, dated as of December 1, 2022, by and among Nestbuilder (“Parent”), NB Merger Corp. (the “Merger Sub”) a Delaware corporation and a direct, wholly owned subsidiary of Nestbuilder, Renewable Innovations, Inc., (the “Company”) a Delaware corporation, Lynn Barney, as the representative of the Company’s securityholders, and Alex Aliksanyan, as the Parent representative, the Parent acquired the Company through the merger of the Merger Sub with and into the Company (the “Merger”), with the Company continuing as the surviving corporation and becoming a wholly owned subsidiary of the Parent.

In connection with the Merger, the Parent filed articles of merger with the Nevada Secretary of State to change its name to Renewable Innovations, Inc. pursuant to a parent/subsidiary merger between Parent and the Company as a wholly owned non-operating subsidiary, which was established for the purpose of giving effect to this name change.

Immediately prior to the Merger, there were 6,090,580 shares of Parent Common Stock issued and outstanding and warrants outstanding to acquire up to an aggregate of 10,135,000 shares of Parent Common Stock. As a result of the Merger, Parent issued to the shareholders of the Company an aggregate of 2,155,684 shares of Parent Series A Convertible Preferred Stock, par value $0.0001 per share, each share of which is convertible into 100 shares of Parent Common Stock, and votes an as converted basis which represents a 97% ownership interest based on Parent’s fully diluted capitalization immediately following the Merger. As a result of the foregoing transactions, Parent underwent a change of control on December 1, 2022, which will be accounted for as a reverse merger and recapitalization of the Company.

In accordance with ASC 855, “Subsequent Events”, the Company has evaluated all subsequent events through the date of this filing. No other significant events have occurred besides the events disclosed in the Notes to the Financial Statements.

(a)(2) Financial Statement Schedules

We do not have any financial statement schedules required to be supplied under this Item.

(a)(3) Exhibits

Refer to (b) below.

(b) Exhibits

Exhibit No.	Exhibit Description
2.1 (1)	Agreement and Plan of Merger among Nesetbuilder.com Corp, NB Merger Corp., and Renewable Innovations, Inc. dated December 1, 2022

2.2 (1)	Certificate of Merger of NB Merger Corp. with and into Renewable Innovations, Inc.

2.3 (1)	Agreement and Plan of Merger of Nestbuilder.com Corp and Renewable Innovations, Inc.

3.1 (2)	Articles of Incorporation of NestBuilder.com Corp.

3.2 (2)	Bylaws of Nestbuilder.com Corp.

3.3 (1)	Amended and Restated Certificate of Designation of Series A Convertible Preferred Stock

10.1 (3)	Lease Agreement dated February 19, 2021 for 1551 South 400 East, #3 and #4, American Fork UT

10.2 (3)	Lease Agreement dated April 16, 2021 for 588 West 400 South, Lindon, UT

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Schema Document

101.CAL	Inline XBRL Calculation Linkbase Document

101.DEF	Inline XBRL Definition Linkbase Document

101.LAB	Inline XBRL Labels Linkbase Document

101.PRE	Inline XBRL Presentation Linkbase Document

(1)	Incorporated by reference from our Current Report on Form 8-K dated and filed with the Commission on December 1, 2022.

(2)	Incorporated by reference from our Registration Statement on Form 10, filed with the Commission on December 22, 2017.

(3)	Incorporated by reference from our Annual Report on Form 10-K, filed with the Commission on March 8, 2023.

(c) Management’s Discussion and Analysis of Financial Condition and Results of Operations for Renewable Innovations, Inc. for the years ended November 30, 2022 and 2021.

Renewable Innovations, Inc.

Enclosed in Item 15 of this First Amended Annual Report on Form 10-K/A are the audited financial statements of Renewable Innovations, Inc., a Delaware corporation, for the years ended November 30, 2022 (Restated) and 2021. This section discusses this business of Renewable Innovations, Inc. For a discussion of our historical business of Nestbuilder.com Corp, see the Management’s Discussion and Analysis of Financial Condition and Results of Operations for Nestbuilder.com Corp in Item 7.

Summary Overview

We were incorporated on June 28, 2019 and commenced operations in 2021. We had sales of $370,341 in the year ended November 30, 2021, and $2,430,194 in the year ended November 30, 2022.

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

Going Concern

As a result of our financial condition, we have received a report from our independent registered public accounting firm for our financial statements for the years ended November 30, 2022 and 2021 that includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern. From inception (June 28, 2019) through November 30, 2022, we have an accumulated deficit of $3,532,141 and for the year ended November 30, 2022 we had a net loss of $2,353,113. In order to continue as a going concern we must effectively balance many factors and generate more revenue so that we can fund our operations from our sales and revenues. If we are not able to do this we may not be able to continue as an operating company. At our current revenue and burn rate, we have an immediate cash need, and thus we must raise capital by issuing debt or through the sale of our stock. However, there is no assurance that our existing cash flow will be adequate to satisfy our existing operating expenses and capital requirements.

Results of Operations for the Years Ended November 30, 2022 and 2021

Introduction

We had sales of $2,430,194 for the year ended November 30, 2022, compared to $370,341 for the year ended November 30, 2021, an increase of $2,059,853, or 556%. Our cost of sales was $2,557,814 for the year ended November 30, 2022, compared to $339,629 for the year ended November 30, 2021, an increase of $2,218,185, or 653%.

Sales and Net Operating Loss

Our sales, operating expenses, and net operating loss for the years ended November 30, 2022 and 2021 were as follows:

	Year Ended November 30, 2022	Year Ended November 30, 2021	Increase/ (Decrease)

Sales	$2,430,194	$370,341	$2,059,853
Cost of sales	2,557,814	339,629	2,218,185

Operating expenses:
Sales, general and administrative	989,916	1,387,939	(398,023)
Depreciation	357,327	28,085	329,242
Total operating expenses	1,347,243	1,416,024	(68,781)

Net operating loss	(1,474,863)	(1,385,312)	(89,551)
Other income/(expense)	(878,150)	207,538	(1,085,688)

Net gain/(loss)	$(2,353,113)	$(1,179,028)	$(1,174,085)

Sales

We had sales of $2,430,194 for the year ended November 30, 2022, compared to $370,341 for the year ended November 30, 2021, an increase of $2,059,853, or 556%. Of our sales for the year ended November 30, 2022, $2,392,521, or 98% of sales, was from the sales of products, with the remainder from sales of services.

Two customers accounted for 98.6% of our sales for the year ended November 30, 2022. These contracts were not completed during the year, but partial payments were collected.

Cost of Sales

Our cost of sales was $2,557,814 for the year ended November 30, 2022, compared to $339,629 for the year ended November 30, 2021, an increase of $2,218,185, or 653%. Our costs of sales includes raw materials and in-house manufacturing costs for the products we manufacture.

Sales, general and Administrative

Sales, general and administrative expense was $989,916 for the year ended November 30, 2022, compared to $1,387,939 for the year ended November 30, 2021, a decrease of $398,023, or 29%. In the year ended November 30, 2022, our sales, general and administrative expense consisted primarily of payroll of $293,064, contractor fees of $127,693, and legal fees of $97,566. In the year ended November 30, 2021, our sales, general and administrative expense consisted primarily of rent of $589,951, payroll of $226,588, and marketing of $144,783.

Depreciation

Depreciation was $357,327 for the year ended November 30, 2022, compared to $28,085 for the year ended November 30, 2021, an increase of $329,242, or 1,172%. Our depreciation expense increased because of our increased purchases of equipment and placing into use internally developed equipment.

Net Operating Gain/Loss

As a result of the items discuss above, our net operating loss was $1,474,863 for the year ended November 30, 2022, compared to $1,385,312 for the year ended November 30, 2021, an increase of $89,551, or 6%.

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

Net Loss

Our net loss for the year ended November 30, 2022 was $2,353,113, compared to $1,179,028 for the year ended November 30, 2021, an increase of $1,174,085, or 100%.

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

Our cash, current assets, total assets, current liabilities, and total liabilities as of November 30, 2022 and 2021 are as follows:

	November 30, 2022	November 30, 2021	Change

Cash	$1,260,199	$357,189	$903,010
Total Current Assets	2,309,233	809,583	1,499,650
Total Assets	9,147,675	6,161,713	2,985,962
Total Current Liabilities	4,016,500	2,011,218	2,005,282
Total Liabilities	$7,892,645	$4,752,070	$3,140,575

Our cash increased by $903,010 as of November 30, 2022 compared to November 30, 2021. Our total current assets also increased by $1,499,650 during the same period, and our total assets increased by $2,985,962 during the same period.

Our total current liabilities increased by $2,005,282 as of November 30, 2022 compared to November 30, 2021. Our total liabilities increased by $3,140,575 during the same period.

In order to repay our obligations in full or in part when due, we will be required to raise significant capital from other sources. There is no assurance, however, that we will be successful in these efforts.

Cash Requirements

Our total cash on hand as of November 30, 2022 was $1,260,199. Our net cash provided by operating activities was $504,755 for the year ended November 30, 2022, and we raised $1,215,000 from the sale of preferred stock, but we incurred $816,745 in expenses related to the purchase of property and equipment, for net negative cash flow of $903,010 for the year. We anticipate that our expenses related to the purchase of property and equipment will continue to exceed our net cash provided by operating activities in the future. We anticipate that our short term and medium term cash flow needs will be satisfied through the issuance of debt or the sale of our securities until such time as our cash flows from operations will satisfy our cash flow needs.

Sources and Uses of Cash

Operations

Our net cash provided by operating activities was $504,755 and $47,197 for the years ended November 30, 2022 and 2021, respectively, an increase of $457,558. Our net cash provided by operating activities for the year ended November 30, 2022 consisted primarily of our net loss of $2,353,113, plus prepaid expenses and other current assets of $565,189, and a right of use asset and lease liability, net of $448,366, offset by changes in contract liabilities of $1,834,647, stock based settlement expense of $983,500, depreciation and amortization of $446,994, and lease amortization of $487,082. Our net cash provided by operating activities for the year ended November 30, 2021 consisted primarily of our net loss of $1,179,028, plus a decrease in inventories of $418,451 and right of use asset and lease liability, net of $163,161, offset by a change in contract liabilities of $1,007,709, an increase in accounts payable of $468,487, and lease amortization of $236,109.

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

Renewable Innovations, Inc.

Dated: June 9, 2023		/s/ Robert L. Mount
	By:	Robert L. Mount
	Its:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: June 9, 2023		/s/ Robert L. Mount
	By:	Robert L. Mount
	Its:	Chief Executive Officer, President and Director

Dated: June 9, 2023		/s/ Lynn Barney
	By:	Lynn Barney
	Its:	Chief Financial Officer, Secretary, and Director

