Form 10-Q
period 2023-02-28
RENEWABLE INNOVATIONS, INC.
filed 2023-06-13
CIK 1725516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the previous 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company Emerging growth company	☒ ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 7, 2023, there were 6,734,120 shares of common stock, $0.0001 par value, issued and outstanding.

RENEWABLE INNOVATIONS, INC.

2

PART I – FINANCIAL INFORMATION

This Quarterly Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the “Exchange Act”). These statements are based on management’s beliefs and assumptions, and on information currently available to management. Forward-looking statements include the information concerning our possible or assumed future results of operations set forth under the heading: “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements also include statements in which words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “consider” or similar expressions are used.

Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions. Our future results and shareholder values may differ materially from those expressed in these forward-looking statements. Readers are cautioned not to put undue reliance on any forward-looking statements.

3

ITEM 1	Financial Statements

RENEWABLE INNNOVATIONS, INC.

CONSOLIDATED BALANCE SHEETS

	As of
	February 28, 2023	November 30, 2022
	(Unaudited)	(Restated)
ASSETS
Current assets
Cash	$260,461	$1,260,199
Accounts receivable, net of allowance of $7,500 and $7,500	30,878	74,167
Inventories	561,491	347,207
Prepaid expenses	782,278	584,132
Contract asset	584,018	43,528
Total current assets	2,219,126	2,309,233

Property and equipment, net	2,519,395	2,563,766

Deposits	35,000	35,000

Right of use asset	4,077,799	4,239,676
Total assets	$8,851,320	$9,147,675

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$933,082	$627,976
Accrued payroll liabilities	61,832	70,973
Short-term note payable	300,000	-
Contract liabilities - customer deposits	2,415,172	2,842,356
Lease liability - current portion	551,483	475,195
Total current liabilities	4,261,569	4,016,500

Noncurrent liabilities
Lease liability, net of current portion	3,705,161	3,876,145
Total liabilities	7,966,730	7,892,645

Stockholders’ equity
Common stock, par value $.0001, 250,000,000 shares authorized; 6,165,580 shares and 6,090,580 issued and outstanding as of February 28, 2023, and November 30, 2022, respectively.	617	-
Preferred A stock, par value $.0001, 25,000,000 shares authorized; 2,155,684 shares issued and outstanding as of February 28, 2023, and November 30, 2022, liquidation preference of $21,557.	216	216
Additional paid-in capital	4,907,160	4,786,955
Treasury stock, at cost (640,000 shares)	(120,000)	-
Accumulated deficit	(3,903,403)	(3,532,141)
Total stockholders’ equity	884,590	1,255,030
Total liabilities and stockholders’ equity	$8,851,320	$9,147,675

The accompanying unaudited notes should be read in conjunction with these unaudited condensed consolidated financial statements.

RENEWABLE INNOVATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months
	ended February 28,
	2023	2022
Sales	$1,098,598	$1,333,245

Cost of sales	593,266	684,319
Gross profit	505,332	648,926

Operating expenses
Sales, general, and administrative	787,264	171,283
Depreciation	89,330	89,332
Total operating expenses	876,594	260,615

Income (loss) from operations	(371,262)	388,311

Other income:
Rental income	-	84,900
Total other income	-	84,900

Net income (loss)	$(371,262)	$473,211

Net income (loss) per share:
Basic	$(0.06)	$-
Diluted	$(0.06)	$0.002

Shares used in computing earnings per share:
Basic	6,135,302	-
Diluted	6,135,302	215,568,400

The accompanying unaudited notes should be read in conjunction with these unaudited condensed consolidated financial statements.

RENEWABLE INNOVATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Series A				Additional
	Preferred Stock		Common Stock		Paid-In	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Total

Balance at November 30, 2021	2,155,684	$216	-	$-	$2,588,455	$-	$(1,179,028)	$1,409,643
Net gain	-	-	-	-	-	-	473,211	473,211
Balance at February 28, 2022	2,155,684	$216	-	$-	$2,588,455	$-	$(705,817)	$1,822,854

Balance at November 30, 2022 (Restated)	2,155,684	$216	-	$-	$4,786,955	$-	$(3,532,141)	$1,255,030
Recapitalization	-	-	6,090,580	609	10,463	(120,000)	-	(108,928)
Issuance of common stock for services	-	-	75,000	8	109,742	-	-	109,750
Net loss	-	-	-	-	-	-	(371,262)	(371,262)
Balance at February 28, 2023	2,155,684	$216	6,165,580	$617	$4,907,160	$(120,000)	$(3,903,403)	$884,590

The accompanying unaudited notes should be read in conjunction with these unaudited consolidated condensed consolidated financial statements.

RENEWABLE INNOVATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the three months
	ended February 28,
	2023	2022
Cash flows from operating activities
Net income (loss)	$(371,262)	$473,211
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	114,377	111,192
Lease amortization	161,876	116,930
Bad debt	-	7,500
Stock based settlement expense	109,750	-
Changes in operating assets and liabilities
Accounts receivable	43,289	6,833
Inventories	(214,284)	218,078
Prepaid expenses and other current assets	(198,146)	3,444
Contract asset	(540,490)	-
Accounts payable	193,607	(299,093)
Accrued payroll liabilities	(9,141)	(30,207)
Right of use asset and lease liability, net	(94,695)	(111,442)
Contract liabilities	(427,184)	(624,173)
Net cash used in operating activities	(1,232,303)	(127,727)

Cash flows from investing activities
Cash acquired in reverse merger	2,571	-
Purchase of property and equipment	(70,006)	(20,597)
Net cash used in investing activities	(67,435)	(20,597)

Cash flows from financing activities
Proceeds from issuance of short-term note payable	300,000	-
Proceeds from issuance of preferred stock	-	150,000
Net cash provided by financing activities	300,000	150,000

Net change in cash	(999,738)	1,676

Cash at beginning of period	1,260,199	357,189
Cash at end of period	$260,461	$358,865

Non-cash activities:
Net liabilities acquired for stock	$(111,499)	$-
Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	-	-

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements.

RENEWABLE INNOVATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Preparation

The condensed consolidated financial statements include the accounts of Renewable Innovations, Inc. (a Nevada Corporation) formerly named Nestbuilder.com Corp. and its wholly owned subsidiary, Renewable Innovations Corp. (a Delaware corporation) formerly known as Renewable Innovations Inc. The Consolidated entity is hereafter referred to as “we,” “us,” “Renewable Innovations,” or the “Company”. In the opinion of the Company’s management, the condensed consolidated financial statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation. Amounts related to inventory, contract assets, contract liabilities, and expenses in the condensed consolidated financial statements and accompanying notes have been reclassified to conform to the current period’s presentation. These unaudited condensed consolidated financial statements and accompanying notes should be read in conjunction with the Renewable Innovations Inc. Delaware corporation annual financial statements and accompanying notes included in its Nestbuilder.com Corp second Amended Form 8-K/A file on June 9, 2023.

The unaudited condensed consolidated statement of operations for the period ended February 28, 2023 and the unaudited consolidated balance sheet as of February 28, 2023 include the operations, assets, and liabilities of Nestbuilder.com Corp. and NB Merger Corp. The effects of the merger with Nestbuilder.com are included herein. Any intercompany transactions have been eliminated in consolidation.

We describe our significant accounting policies in Note 2 of the notes to financial statements in our second Amended 8-K/A for the year ended November 30, 2022. During the three-month period ended February 28, 2023, there were no significant changes to those accounting policies.

On December 1, 2022, Renewable Innovations, Inc. (a Delaware corporation) was acquired by Nestbuilder.com Corp, in a transaction accounted for as a recapitalization of Renewable Innovations Inc. (a Delaware corporation). The effects of the recapitalization were retrospectively applied to all periods presented in the accompanying unaudited consolidated financial statements. We discuss the acquisition in further detail in Note 8.

Certain amounts presented on the comparative 2022 financial statements reflect restated numbers from the 10-K/A and 8-K/A filed on June 9, 2023.

On February 28, 2023 all operations of Nestbuilder.com Corp were discontinued. Management does not believe this will have a material impact on the financial operations of the Company moving forward.

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

Recent Accounting Pronouncements

In August 2020, the Financial Statement Accounting Board (the “FASB”) issued ASU 2020-06 which simplifies the accounting for convertible instruments and its application of the derivatives scope exception for contracts in an entity’s own equity. For contracts in an entity’s own equity, the new guidance eliminates some of the current requirements for equity classification such as the requirement that settlement in unregistered shares is permitted. In addition, the new guidance reduces the number of accounting models that require separating embedded conversion features from convertible instruments, including eliminating the requirement to recognize a beneficial conversion feature if the conversion feature is in the money and does not require bifurcation as a derivative liability. As a result, only conversion features accounted for under the substantial premium model and those that require bifurcation will be accounted for separately. The guidance also addresses how convertible instruments are accounted for in the diluted earnings per share calculation and requires enhanced disclosures about the terms of convertible instruments and contracts in an entity’s own equity. The Company adopted the new standards on December 1, 2022. The adoption of this standard may allow the Company, in the future and in certain circumstances, to avoid derivative treatment of warrants and avoid beneficial conversion treatment of certain convertible preferred shares. Adoption of this standard had no effect on the Company’s financial statements.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments,” which replaces the existing “incurred loss” model for recognizing credit losses with an “expected loss” model referred to as the CECL model. Under the CECL model, the Company is required to present certain financial assets carried at amortized cost, such as insurance premium finance loans held for investment, at the net amount expected to be collected. The measurement of expected credit losses is based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This ASU is effective December 1, 2023 for the Company. The Company is evaluating the impact on the adoption of this standard.

All other newly issued accounting pronouncements, but not yet effective, have been deemed either immaterial or not applicable.

Net Loss Per Common Share

Net loss per share is provided in accordance with FASB ASC 260-10, “Earnings per Share”. Basic net loss per common share (“EPS”) is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued, unless doing so is anti-dilutive. The weighted-average number of common shares outstanding for computing basic EPS for the three-months ended February 28, 2023 and 2022 were 6,135,302 and 0 respectively. For the quarter ended February 28, 2023, the diluted net loss per share of common stock is the same as basic net loss per share of common stock because the effects of potentially dilutive securities are antidilutive. The following table puts forth the potentially dilutive securities excluded from the computation of diluted net loss per share for the quarter ended February 28, 2023, because such securities have an anti-dilutive impact due to losses reported.

February 28, 2023
Series A preferred stock	215,568,400
Warrants to purchase common stock	10,135,000
Total shares excluded from diluted net loss per share	225,703,400

The diluted earnings per share for the quarter ended February 28, 2022 included 2,155,684 shares of preferred stock that were convertible to 215,568,400 shares of common stock.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that we will continue as a going concern. As of February 28, 2023, the Company had an accumulated deficit of $3,903,403 and a net loss of $371,262 for the quarter then ended. These facts and others raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the date of this filing. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

NOTE 3 – CONCENTRATIONS

For the three-months ended February 28, 2023 and 2022, two customers accounted for 97% and 100% respectively, of the Company’s revenues.

Accounts receivable at February 28, 2023 and November 30, 2022 are made up of trade receivables due from customers in the ordinary course of business. Three customers account for 98% of the accounts receivable balance at February 28, 2023 and two customers represented 100% of the balance of accounts receivable at November 30, 2022.

For the three months ended February 28, 2023 three vendors made up 80% of our purchases. For the three months ended February 28, 2022 one vendors made up 74% or our purchases.

NOTE 4 – ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	February 28, 2023	November 30, 2022
Trade Accounts Receivable	$38,378	$81,667
Less Allowance for doubtful accounts	(7,500)	(7,500)
Total Accounts Receivable (net)	$30,878	$74,167

The accounts receivable balance is made up of trade receivables due from customers in the ordinary course of business.

NOTE 5 – INVENTORY

As of February 28, 2023 and November 30, 2022 inventory consisted of $561,491, and $347,207, respectively in Raw Materials Inventory.

NOTE 6 – SHORT-TERM NOTE PAYABLE

During the quarter ended February 28, 2023 the Company engaged in negotiations with an outside investor to acquire debt. While the negotiations were taking place, before a contract was settled, the investor lent the Company $300,000 on February 13, 2023. There was no contract, no interest, and no payment schedule associated with this loan. This amount was included as part of the principal on the debt when the contract was finalized subsequent to the reporting period—see Note 9 for more details.

NOTE 7 – STOCKHOLDERS’ EQUITY

On December 1, 2022, the Company amended the Series A Preferred Stock to be designated “Series A Convertible Preferred Stock.” These Series A Convertible Preferred Stock shares have preferential dividend rights in noncumulative dividends in an amount equal to any dividends or other Distribution on the Common Stock. Holders of these Series A Preferred Stock are to be treated for this purpose as holding the number of shares of Common Stock to which the holders thereof would be entitled if they converted their shares of Series A Convertible Preferred Stock at the time of such dividend. Series A Convertible Preferred Stock shares are also amended to have liquidation rights where holders of each share shall be entitled to participate with the holders of shares of common stock then outstanding, pro rata according to the number and preferences of the shares of common stock and Series A Convertible Preferred Stock as converted to common stock shares. Series A Convertible Preferred Stock shares are also amended to have an optional right of conversion into one hundred shares of common stock, and automatic conversion rights. Automatic conversion rights shall be exercised into one hundred shares of common stock at the earliest of (i) a reorganization or any other consolidation or merger of the Company with or into any other person, (ii) any sale, conveyance, transfer or other disposition of all or substantially all of the property, assets or business of the Company (iii) the effectuation of a transaction or series of related transactions in which more than fifty percent of the voting power of the Company is disposed of, (iv) a Form S-1 registration statement filed by the Company with the U.S. Securities and Exchange Commission or other securities regulator for the contemplated sale of securities of the Company has been declared effected, or (v) the Company’s shares have been listed for trading on a Trading Market (other than the OTCQB Marketplace, the OTC Pink Marketplace or any other tier operated by OTC Markets Group Inc.). If the Company takes any action to increase or decrease the number of outstanding shares of common stock, then the number of shares of common stock issuable upon the conversion of the Series A Convertible Preferred Stock shall be proportionately increased or decreased as the case may be, so that, upon conversion into Common Stock, the percentage interest of any holder of shares of Series A Convertible Preferred Stock shall not be modified from what his, or her or its then current percentage interest in the Company would have been if the Series A Convertible Preferred Stock had been converted into Common Stock immediately prior to any such capital change, effective in either case at the close of business on the date that the capital change becomes effective. Series A Preferred Convertible Preferred Stock were also amended to have the number of votes to which the holders thereof would be entitled if they converted their shares of Series A Convertible Preferred Stock at the time of voting.

As part of the recapitalization, the Company is deemed to have issued 6,090,580 common shares to the original shareholders of Nestbuilder. See further details in Note 8.

During the quarter ended February 28, 2023, the Company issued 75,000 shares of common stock to a marketing firm in exchange for marketing services. This stock was issued in 25,000-share increments on three separate occasions. These shares were valued at $109,750, which was based on the market value of the common stock on the date of each transaction, multiplied by the number of shares issued.

NOTE 8 – REVERSE ACQUISITION

On December 1, 2022, pursuant to an Agreement and Plan of Merger, dated as of December 1, 2022, by and among Nestbuilder (“Parent”), NB Merger Corp. (the “Merger Sub”) a Delaware corporation and a direct, wholly owned subsidiary of Nestbuilder, Renewable Innovations, Inc. (the “Company”), a Delaware corporation, Lynn Barney, as the representative of the Company’s securityholders, and Alex Aliksanyan, as the Parent representative, the Parent acquired the Company through the merger of the merger sub with and into the Company (the “Merger”), with the Company continuing as the surviving corporation and becoming a wholly owned subsidiary of the Parent.

In connection with the Merger, the Parent filed articles of merger with the Nevada Secretary of State to change its name to Renewable Innovations, Inc. pursuant to a parent/subsidiary merger between Parent and the Company as a wholly owned non-operating subsidiary, which was established for the purpose of giving effect to this name change.

Immediately prior to the Merger, there were 6,090,580 shares of Parent Common Stock issued and outstanding and warrants outstanding to acquire up to an aggregate of 10,135,000 shares of Parent Common Stock. As a result of the Merger, Parent issued to the shareholders of the Company an aggregate of 2,155,684 shares of Parent Series A Convertible Preferred Stock, par value $0.0001 per share, each share of which is convertible into 100 shares of Parent Common Stock and votes on an as converted basis, which represents a 97% voting interest immediately following the Merger. As a result of the foregoing transactions, Parent underwent a change of control on December 1, 2022, which will be accounted for as a reverse merger and recapitalization of the Company.

The unaudited condensed statements of operations for the three months ended February 28, 2022 do not include the revenue and earnings from Nestbuilder.com Corp. If it had, the revenue would have increased by $11,456 and the net loss would have increased by $162,928.

NOTE 9 – SUBSEQUENT EVENTS

On March 6, 2023, the Company issued a note payable to investors for cash, of which the principal amount totaled $630,000, which included the $300,000 discussed in note 7 above. Principal and accrued interest is due at the end of 12 months, and it carries an interest rate of ten percent (10%) per annum.

On April 30, 2023, we entered into a Line of Credit Promissory Note with Robert L. Mount, our Chief Executive Officer, President, and a member of our Board of Directors. Pursuant to the Note, upon mutual agreement between the parties, Mount may advance funds to us. The Note bears interest at the rate of ten percent (10%) per annum, and can be prepaid at any time by us. Any outstanding principal and interest must be repaid 24 months after the execution date.

Also subsequent to year end, 600,000 warrants were exercised in a cashless option. This resulted in the issuance of 568,540 shares of common stock, and no additional cash to the Company.

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

Although the forward-looking statements in this Quarterly Statement reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by them. Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. You are urged to carefully review and consider the various disclosures made by us in this report and in our other reports as we attempt to advise interested parties of the risks and factors that may affect our business, financial condition, and results of operations and prospects.

The following discussion and analysis of financial condition and results of operations of the Company is based upon, and should be read in conjunction with, its unaudited financial statements and related notes elsewhere in this Form 10-Q, which have been prepared in accordance with accounting principles generally accepted in the United States.

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

Going Concern

From inception (June 28, 2019) through November 30, 2022, we have an accumulated deficit of $3,532,141 and for the year ended November 30, 2022, we had a net loss of $2,353,113. In order to continue as a going concern we must effectively balance many factors and generate more revenue so that we can fund our operations from our sales and revenues. If we are not able to do this we may not be able to continue as an operating company. At our current revenue and burn rate, we have an immediate cash need, and thus we must raise capital by issuing debt or through the sale of our stock. However, there is no assurance that our existing cash flow will be adequate to satisfy our existing operating expenses and capital requirements.

Results of Operations for the Three Months Ended February 28, 2023 and 2022

Introduction

We had sales of $1,098,598 for the three months ended February 28, 2023, compared to $1,333,245 for the three months ended February 28, 2022, a decrease of $234,647, or 18%. Our cost of sales was $593,266 for the three months ended February 28, 2023 (54% of sales), compared to $684,319 for the three months ended February 28, 2022 (51% of sales), a decrease of $91,053, or 13%.

Sales and Net Operating Loss

Our sales, operating expenses, and net operating loss for the three months ended February 28, 2023 and 2022 were as follows:

	Three Months Ended February 28, 2023	Three Months Ended February 28, 2022	Increase/ (Decrease)

Sales	$1,098,598	$1,333,245	$(234,647)
Cost of sales	593,266	684,319	(91,053)

Operating expenses:
Sales, general and administrative	787,264	171,283	615,981
Depreciation	89,330	89,332	(2)
Total operating expenses	876,594	260,615	615,979

Net operating income (loss)	(371,262)	388,311	(759,573)
Other income/(expense)	-	84,900	(84,900)

Net gain/(loss)	$(371,262)	$473,211	$(844,473)

Sales

We had sales of $1,098,598 for the three months ended February 28, 2023, compared to $1,333,245 for the three months ended February 28, 2022, a decrease of $234,647, or 18%. Of our sales for the three months ended February 28, 2023, $1,070,724, or 97% of sales, was from the sales of products, with the remainder from sales of services.

Two customers accounted for 97% of our sales for the three months ended February 28, 2023, compared to 100% for the three months ended February 28, 2022. These contracts were not completed during the applicable three month period, but partial payments were collected.

Cost of Sales

Our cost of sales was $593,226 for the three months ended February 28, 2023 (54% of sales), compared to $684,319 for the three months ended February 28, 2022 (51% of sales), a decrease of $91,053, or 13%. Our costs of sales includes raw materials and in-house manufacturing costs for the products we manufacture.

Gross Margin

Our gross margin

Sales, general and Administrative

Sales, general and administrative expense was $787,264 for the three months ended February 28, 2023, compared to $171,283 for the three months ended February 28, 2022, an increase of $615,981, or 360%. In the three months ended February 28, 2023, our sales, general and administrative expense consisted primarily of contractor expense of $454,878, payroll of $104,142, and rent of $57,890. In the three months ended February 28, 2022, our sales, general and administrative expense consisted primarily of payroll of $55,849, rent of $29,761, and legal fees of $25,393.

Depreciation

Operating depreciation was $89,330 for the three months ended February 28, 2023, compared to $89,332 for the three months ended February 28, 2022, a decrease of $2, or 0%. Our operating depreciation expense remained constant because we did not purchase additional operating equipment.

Net Operating Gain/Loss

As a result of the items discuss above, our net operating loss was $371,262 for the three months ended February 28, 2023, compared to net operating income of $388,311 for the three months ended February 28, 2022, a decrease of $759,573, or 196%.

Other Income and Expense

Other income (expense) for the three months ended February 28, 2023 was $0, compared to $84,900 for the three months ended February 28, 2022, a decrease of $84,900. In the three months ended February 28, 2022, our other income (expense) consisted of rental income of $84,900.

Net Gain/Loss

Our net loss for the three months ended February 28, 2023, was $371,262, compared to a net gain of $473,211 for the three months ended February 28, 2022, a decrease of $844,473, or 178%.

Liquidity and Capital Resources

Introduction

During the three months ended February 28, 2023 we had significant negative operating cash flows. We covered our cash flow deficit by using our existing cash and issuing promissory notes. Our need to purchase property and equipment in order to fulfill our sales orders will continue in the future, and thus we will continue to face short-term and long-term cash needs. We anticipate that these needs will be satisfied through the issuance of debt or the sale of our securities until such time as our cash flows from operations will satisfy our cash flow needs.

Our cash, current assets, total assets, current liabilities, and total liabilities as of February 28, 2023 and November 30, 2022, respectively, are as follows:

	February 28, 2023	November 30, 2022	Change

Cash	$260,461	$1,260,199	$(999,738)
Total Current Assets	2,219,126	2,309,233	(90,107)
Total Assets	8,851,320	9,147,675	(296,355)
Total Current Liabilities	4,261,569	4,016,500	245,069
Total Liabilities	$7,966,730	$7,892,645	$74,085

Our cash decreased by $999,738 as of February 28, 2023 compared to November 30, 2022. Our total current assets also decreased by $90,107 during the same period, and our total assets decreased by $296,355 during the same period.

Our total current liabilities increased by $245,069 as of February 28, 2023 compared to November 30, 2022. Our total liabilities increased by $74,085 during the same period.

In order to repay our obligations in full or in part when due, we will be required to raise significant capital from other sources. There is no assurance, however, that we will be successful in these efforts.

Cash Requirements

Our total cash on hand as of February 28, 2023 was $260,461. Our net cash used in operating activities was $1,232,303 for the three months ended February 28, 2023. We incurred $70,006 in expenses related to the purchase of property and equipment, acquired $2,571 in the acquisition of Nestbuilder.com Corp, and raised $300,000 from the issuance of promissory notes, for net negative cash flow of $999,738 for the year. We anticipate that our expenses related to the purchase of property and equipment will continue to exceed our net cash provided by operating activities in the future. We anticipate that our short-term and medium-term cash flow needs will be satisfied through the issuance of debt or the sale of our securities until such time as our cash flows from operations will satisfy our cash flow needs.

Sources and Uses of Cash

Operations

Our net cash used in operating activities was $1,232,303 and $127,727 for the three months ended February 28, 2023 and 2022, respectively, an increase of $1,104,576. Our net cash used in operating activities for the three months ended February 28, 2023 consisted primarily of our net loss of $371,262, plus changes in contract asset of $540,490, contract liabilities of $427,184, inventories of $214,284, and prepaid expenses and other current assets of $198,146, offset by changes in accounts payable of $193,607, adjustments in lease amortization of $161,876, adjustments in depreciation and amortization of $114,377, and stock based settlement expense of $109,750. Our net used in operating activities for the three months ended February 28, 2022 consisted primarily of our net income of $473,211, plus changes in inventories of $218,078 and changes in lease amortization of $116,930, offset by changes in contract liabilities of $624,173, accounts payable of $299,093, and right of use asset and lease liability, net of $111,442.

Investments

Our net cash provided by (used in) investing activities was ($67,435) and $(20,597) for the three months ended February 28, 2023 and 2022, respectively, a decrease of $46,838. Our net cash used in investing activities for the three months ended February 28, 2023 consisted of $2,571 cash acquired in reverse merger, offset by $70,006 for the purchase of property and equipment.

Financing

Our net cash provided by financing activities was $300,000 and $150,000 for the three months ended February 28, 2023 and 2022, respectively, an increase of $150,000. Our net cash provided by financing activities for the three months ended February 28, 2023 consisted entirely of proceeds from the issuance of a short-term note payable.

ITEM 3	Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4	Controls and Procedures

(a)	Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of February 28, 2023, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of February 28, 2023, our disclosure controls and procedures were not effective at the reasonable assurance level due to (i) the material weaknesses identified and described in our Annual Report on Internal Control Over Financial Reporting filed in our Annual Report on Form 10-K, and (ii) a restatement needed for our November 30, 2022 financial statements due to material journal entries that are not consistently located and an error related to inventory, contract assets, contract liabilities, and expenses, resulting in a reduction in net income by $1,408,175 and a reduction in earnings per share by $0.23 for the year ended November 30, 2022. The error also reduced the inventory and contract assets on the balance sheet as of November 30, 2022. We intend to remediate the material weakness in our journal entries and error correction by engaging a third-party firm to assist us once resources become available.

Our principal executive officers do not expect that our disclosure controls or internal controls will prevent all errors and all fraud. Although our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives and our principal executive officers have determined that our disclosure controls and procedures are effective at doing so, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented if there exists in an individual a desire to do so. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

(b)	Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the three-month period ended February 28, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3	Defaults Upon Senior Securities

There have been no events which are required to be reported under this Item.

ITEM 4	Mine Safety Disclosures

Not applicable.

ITEM 5	Other Information

None.

ITEM 6	Exhibits

(a)	Exhibits

Exhibit No.	Name and/or Identification of Exhibit

2.1 (1)	Agreement and Plan of Merger among Nesetbuilder.com Corp, NB Merger Corp., and Renewable Innovations, Inc. dated December 1, 2022

2.2 (1)	Certificate of Merger of NB Merger Corp. with and into Renewable Innovations, Inc.

2.3 (1)	Agreement and Plan of Merger of Nestbuilder.com Corp and Renewable Innovations, Inc.

3.1 (2)	Articles of Incorporation of NestBuilder.com Corp.

3.2 (2)	Bylaws of Nestbuilder.com Corp.

3.3 (1)	Amended and Restated Certificate of Designation of Series A Convertible Preferred Stock

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

100.INS	Inline XBRL Instance Document

100.SCH	Inline XBRL Schema Document

100.CAL	Inline XBRL Calculation Linkbase Document

100.DEF	Inline XBRL Definition Linkbase Document

100.LAB	Inline XBRL Labels Linkbase Document

100.PRE	Inline XBRL Presentation Linkbase Document

104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

(1)	Incorporated by reference from our Current Report on Form 8-K dated and filed with the Commission on December 1, 2022.

(2)	Incorporated by reference from our Registration Statement on Form 10, filed with the Commission on December 22, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Renewable Innovations, Inc.

Dated: June 13, 2023		/s/ Robert L. Mount
	By:	Robert L. Mount
	Its:	Chief Executive Officer

